Form 10-Q
period 1994-09-30
VARCO INTERNATIONAL INC
filed 1994-11-14
CIK 102993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------
Commission File number 1-8158

                           VARCO INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

   California                                     95-0472620
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  743 North Eckhoff Street, Orange, CA 92668
                   (Address of principal executive offices)
                                  (Zip code)

                                (714) 978-1900
             (Registrant's telephone number, including area code)

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -- --    ----

                                  33,365,075

      (Number of shares of Common Stock outstanding at October 31, 1994)

                         PART I-FINANCIAL INFORMATION

Item 1.  Financial statements.

     Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1994, filed as Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

     Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

     Net Income Per Share. Net income per share is based upon an average of 33,527,248 and 33,412,160 shares outstanding for the nine months ended September 30, 1994, and 1993 respectively, and upon an average of 33,545,611 and 33,483,897 shares outstanding for the three months ended September 30, 1994 and 1993 respectively.

     Inventories. The Company estimates the components of inventory at September 30, 1994 and December 31, 1993, to be as follows:

                        September 30, 1994     December 31, 1993
                        ------------------     -----------------
Raw Materials               $ 6,081,000           $ 5,615,000
Work in Process              15,277,000            11,806,000
Finished Goods               36,594,000            34,031,000
                            -----------           -----------
                            $57,952,000           $51,452,000
                            ===========           ===========

     Fixed Assets. Fixed assets are stated net of accumulated depreciation of $50,965,000 at September 30, 1994, and $45,768,000 at December 31, 1993.

     Common Stock and Additional Paid-In-Capital. On September 30,1994, the Company Common Stock account was $23,733,000, and Additional Paid-In-Capital accounts were $102,175,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to General Instruction D to Form 10-Q, Management' Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1994, filed as Exhibit 19 hereto, is incorporated herein by reference.

                           PART II-OTHER INFORMATION

Item 2.  Changes in Securities

     On July 17, 1992, the Company sold $50,000,000 aggregate principal amount of its 8.95% Senior Notes Due June 30,1999 (the "Senior Notes") to a group of ten institutional investors pursuant to a Note Agreement dated as of July 1, 1992 (the "Note Agreement"). The principal of the Senior Notes is payable in five equal annual installments commencing on June 30, 1995.

     The Note Agreement prohibits any "Restricted Payment" subsequent to July 17, 1992 unless after giving effect thereto, (i) the aggregate amount of all Restricted Payments subsequent to such date would not exceed $5,000,000 plus the cumulative sum of 50% of the Company's consolidated net income (or minus 100% in the case of a deficit) subsequent to March 31, 1992 and (ii) the Company could incur at least $1.00 of additional indebtedness under the Note Agreement covenant limiting indebtedness. The term "Restricted Payment" includes (a) any dividend (other than dividends payable in shares of capital stock) or other distributions on any shares of capital stock of the Company; (b) any purchase, redemption or other acquisition of any shares of the capital stock of the Company or any rights or options to purchase or acquire such shares; and (c) any "Restricted Investment", which is generally defined as any investment other than an investment in a subsidiary of the Company or an investment in certain designated government or rated securities. The redemption of the Company's outstanding $2.00 Cumulative Convertible Preferred Stock, Series A and the redemption of the 8 1/2% Convertible Subordinated Debentures Due 1996 guaranteed by the Company were exempted from the foregoing restrictions. In addition, the

Company may purchase, redeem or otherwise acquire shares of its capital stock or make Restricted Investments from the net cash proceeds of the substantially current sales of shares of capital stock or from the sale of securities convertible into such shares upon conversion.

On February 25, 1993 the Company entered into an unsecured revolving credit agreement with Citicorp USA, Inc. and Citibank, N.A. (the "Credit Agreement") which currently provides for advances and letters of credit of up to $10,000,000 each, subject to reduction in certain events. Under the terms of the Credit Agreement the amount available for the payment of dividends on, and repurchases of, Common Stock is limited to 25% of the Company's consolidated net income arising after January 1, 1992, computed on a cumulative basis. In addition, pursuant to an amendment to the Credit Agreement entered into in May 1994, the Company may repurchase at any time prior to December 31, 1995 not in excess of one million shares of its Common Stock for an aggregate cost not exceeding $6 million. The Company may also purchase or otherwise acquire shares of Common Stock from the proceeds of the substantially concurrent sale of shares of Common Stock.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10   The Varco International Inc. 1994 Directors' Stock Option Plan

     11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1994 and 1993.

     19 Varco International, Inc. Third Quarter Report to Shareholders. Three Months Ended September 30, 1994.

     27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VARCO INTERNATIONAL, INC.


Date: November 10, 1994                         By: /s/   RICHARD A. KERTSON
                                                   ---------------------------
                                                   Vice President-Finance
                                                   and Chief Financial Officer


Date: November 10, 1994                         By: /s/   DONALD L. STICHLER
                                                   ---------------------------
                                                   Controller-Treasurer
                                                   and Secretary

                                 EXHIBIT INDEX

10  The Varco International Inc. 1994 Directors' Stock Option Plan

11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1994 and 1993.


19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1994.

27  Financial Data Schedule.
                                       6