Form 10-K
VARCO INTERNATIONAL INC
filed 1995-03-24
CIK 102993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from _____________________ to ______________________
                         Commission file number 1-8158

                           VARCO INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                    95-0472620
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


    743 NORTH ECKHOFF STREET,                                     92668
       ORANGE, CALIFORNIA                                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code: (714) 978-1900

Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF                                      NAME OF EACH EXCHANGE
         EACH CLASS                                      ON WHICH REGISTERED
         ----------                                     ---------------------
        Common Stock                                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                              -----    -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1995, 33,385,870 shares of common stock were outstanding. The aggregate market value of the common stock on such date (based upon the closing price of such shares on the New York Stock Exchange) held by persons other than affiliates of registrant was approximately $161.2 million; the basis of this calculation does not constitute a determination by the registrant that such persons are affiliates, as defined in Rule 405.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II, Items 5, 6, 7 and 8        The Company's Annual Report to Shareholders
                                     for the year ended December 31, 1994.

Part III, Items 10, 11, 12 and 13   The Company's definitive Proxy Statement for
                                      the Annual Meeting of Shareholders to be held on May 18, 1995 to be filed with the Commission not later than April 30, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

INTRODUCTION

  Varco was founded in 1908 and incorporated under the laws of the State of California in 1911. Varco and its subsidiaries are engaged in the design, manufacture, sale and rental of drilling tools, equipment and integrated systems and rig instrumentation used for oil and gas drilling worldwide.

  The Company's principal products are drilling equipment, drilling rig instrumentation, pressure control equipment and solids control equipment. Drilling equipment includes integrated systems for rotating and handling the various sizes and types of pipe utilized on a drilling rig ("drilling systems") and specific purpose pipe handling tools, hoisting equipment and rotary equipment ("oil tools"). Drilling systems are manufactured and sold by the Varco Drilling Systems Division while oil tools are manufactured and sold by the Varco BJ Oil Tools Division. Drilling rig instrumentation products are manufactured, sold and rented by the Martin-Decker/TOTCO Instrumentation Division. Pressure control equipment is manufactured and sold by the Shaffer Division. Solids control equipment and systems are products of the Thule Rigtech Division.

  The following table sets forth the contribution to the Company's total revenues of its five Divisions:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1994    1993    1992
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Varco Drilling Systems.............................. $74,405 $58,703 $57,687
   Varco BJ Oil Tools..................................  41,309  40,157  53,219
   Martin-Decker/TOTCO Instrumentation.................  54,176  44,738  45,617
   Shaffer.............................................  50,900  48,169  15,940
   Thule Rigtech.......................................     653

  Sales of the Company's products depend on the level of construction of new drilling rigs and the replacement and upgrading of equipment for existing rigs, particularly intermediate to deep rigs (land rigs designed for drilling in excess of 8,000 feet and rigs designed for offshore drilling). The level of construction of drilling rigs and the rate at which equipment on existing rigs is replaced or upgraded depends, in substantial part, on the level of worldwide exploration and development drilling activity. Rental revenue, which is generated predominately by the Martin-Decker/TOTCO Instrumentation Division, is directly related to the level of drilling activity, particularly in the U.S. and Canada. To a lesser extent, sales and rentals of the Company's products are dependent upon the level of remedial ("workover") activity on wells previously drilled. Sales of equipment and sales and rentals of instrumentation products have also depended on the design, development and successful introduction of new products for the drilling industry. Equipment and instrumentation are also sold to existing rigs for use as spare or replacement parts.

  The level of worldwide drilling activity can be influenced by numerous factors, including economic and political conditions, the prices of oil and gas, development of alternative energy sources, availability of equipment and materials, availability of new onshore and offshore acreage or concessions, and new and continued governmental regulations regarding environmental protection, taxation, price controls and product allocations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE DRILLING PROCESS

  An oil or gas well is drilled by a bit attached to the end of the drill stem which is made up of 30-foot lengths of drill pipe joined by threaded connections known as "tool joints." Heavy drill collars at the bottom of the drill stem put weight on the bit. Using the conventional rotary drilling method, the drill stem is turned from the rotary table in the floor of the drilling rig by torque applied to the "kelly" (a square or hexagonal section of pipe located at the top of the drill stem) by means of the master bushing and kelly bushing. During the drilling process heavy fluids ("drilling mud") are pumped down through the drill stem and forced out through the bit. The drilling mud returns to the surface through the hole area surrounding the drill stem, carrying with it the cuttings drilled out by the bit. The cuttings are removed from the mud by a filtering system and the mud is continuously recirculated back into the hole. The drilling mud also serves to contain pressure surges ("kicks") caused by natural gas that may intrude into the formation.

  As the hole depth increases, the kelly must be removed frequently so that additional 30-foot sections of pipe can be added to the drill stem, which may reach lengths in excess of five miles. When the bit becomes dull, the entire drill stem is pulled out of the hole and disassembled, the disconnected sections of pipe are set aside or "racked," the old bit is replaced and the drill stem reassembled and lowered back into the hole (a process called "tripping"). During drilling and tripping operations, tool joints must be screwed together and tightened ("spun in" and "made up"), and loosened and unscrewed ("broken out" and "spun out"). When the hole has reached certain depths, all of the drill pipe is pulled out of the hole and larger diameter pipe known as casing is lowered into the hole and cemented in place in order to protect against collapse and contamination of the hole.

  The raising and lowering of the drill stem while drilling or tripping, and the lowering of casing into the well bore, are accomplished with the rig's hoisting system. A conventional hoisting system is a block and tackle mechanism and the derrick must have sufficient structural integrity to support the entire weight of the drill stem or casing string.

  During the drilling process it is possible for formation fluids, such as natural gas, water or oil, to get into the wellbore creating additional pressure which, if not controlled, could lead to a "blowout" of the well. To prevent blowouts a series of high-pressure valves known as blowout preventers ("BOPs") are positioned at the top of the well and, when activated, form pressure tight seals which prevent the escape of fluids. When closed, BOPs prevent normal rig operations and are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs must be designed to contain pressure of up to 15,000 psi.

  After the well has reached its total depth and the final section of casing has been set, the drilling rig is moved off of the well and the well is prepared to begin producing oil or gas in a process known as "well completion." A producing well may undergo workover procedures to extend its life and increase its production rate.

  The Top Drive Drilling System, originally introduced by Varco in 1982, significantly alters the traditional drilling process. Using the Top Drive Drilling System, the drill stem is rotated from its top by means of a large electric motor. This motor is affixed to rails installed in the derrick and traverses from near the top of the derrick to the rig floor as the drill stem penetrates the earth. Therefore, the Top Drive eliminates the use of the rotary table for drilling. Components of the Top Drive also are used to connect additional lengths of pipe to the drill stem during drilling operations.

VARCO DRILLING SYSTEMS

  The Varco Drilling Systems Division designs and manufactures products which combine or integrate multiple functions and which enhance the safety and productivity of the drilling rig through mechanization and automation.

  The Varco Top Drive Drilling System combines elements of pipe handling tools, as well as hoisting and rotary equipment in a single system. Torque to turn the drill stem is imparted directly by means of a large electric motor which moves up and down along rails installed in the derrick and into which the drill stem is connected. During drilling operations, elements of the Top Drive Drilling System perform functions such as spinning-in and making-up tool joints. It also incorporates a drill pipe elevator, providing the capability to maneuver a stand of pipe into position to be added to the drill string when drilling, or to hold and hoist the entire drill stem.

  Drilling with a Top Drive Drilling System provides several advantages over conventional drilling. It enables drilling with three lengths of drill pipe, reducing by two-thirds the time spent in making connections of drill pipe. In addition it facilitates "horizontal" and "extended reach" drilling (the practice of drilling wells which deviate substantially from the vertical) by providing the ability to rotate the pipe as it is removed from, or replaced into, the hole, thus reducing friction and the incidence of pipe sticking. The Top Drive Drilling System also increases the safety of drilling operations.

  The Top Drive Drilling System has demonstrated substantial economic advantages. Users of the system generally report reductions in drilling time ranging from 20% to 40%. By facilitating extended reach drilling, the Top Drive Drilling System increases the area which can be drilled from a given location, such as a fixed platform or man-made island. Thus, the production from a given reservoir of oil can be increased and the number of costly fixed platforms required to develop the field can be minimized.

  The Top Drive Drilling System has evolved continuously since its initial introduction. Today, the Top Drive product line includes several models, each designed to satisfy specific customer requirements. The TDS-3 is the basic and least expensive system and its use is the most widespread. The TDS-4, introduced in 1990, is a two-speed model which permits a variation in speed and torque that is desirable for differing drilling conditions. During 1991 the "S" series Top Drive was first offered. By incorporating the swivel into the Top Drive System, as opposed to connecting the Top Drive to the existing rig swivel, the total required height of the system is reduced. This feature permits installation without the need to extend the height of the derrick as may have otherwise been necessary. Both the TDS-3 and the TDS-4 may be ordered with the integrated swivel. The TDS-6S, also first delivered in 1991, is a dual motor version which provides double the previously available power and torque.

  In 1993 Drilling Systems delivered the first alternating current ("AC") powered Top Drive, the TDS-7S. The primary advantages of AC motors are lower maintenance cost (no carbon brushes), higher torque for longer periods and a running speed of more than twice that of a direct current ("DC") motor. This eliminates the need for a two speed gear box for those applications where AC power can be used.

  The Integrated Drilling System ("IDS") is an adaptation of the Top Drive concept which uses an inline planetary gear box for a more compact design primarily for use on smaller rigs or where portability is desirable. The IDS introduced the idea of a portable torque tube which is suspended from the top of the derrick and pinned just above the rig floor instead of a permanently attached guide rails system. A land rig needs to be disassembled for transportation from one location to another, and unlike the Top Drive, the IDS design permits easy disassembly from the rig.

  The Iron Roughneck(R), originally introduced by Varco in 1976, combines the functions of the spinning wrench and torque wrench in a single tool and contributes significantly to the safety and efficiency of pipe handling operations. The Automated Roughneck, introduced in 1985, is a microprocessor controlled version of the Iron Roughneck, designed to further enhance the safety and productivity of drilling operations. The first Casing Roughneck, the AR-3000C, was delivered in 1993. This adaptation of the standard AR-3000 handles casing as well as drill pipe, using industry standard casing tongs modified to be installed in place of the roughneck's spinning wrench during casing operation. In the future, most Iron Roughnecks will likely be ordered with this option.

  Pipe racking systems are used to move drill pipe casing and other tubulars between the well and a storage ("racking") area on the rig floor. Power pipe racking systems, developed by BJ Machinery, provide a mechanical means of performing this function. The Pipe Handling Machine introduced by Varco in 1985, provides an automated mechanism for the handling and racking of drill pipe and drill collars during drilling and tripping operations. It incorporates the spinning and torquing functions of the Automated Roughneck with the automatic hoisting and racking of disconnected sections of pipe. These functions are integrated via computer controlled sequencing, and the Pipe Handling Machine is operated by a person enclosed in an environmentally secure cabin. During 1990 the Company acquired the rights to the "Star" Pipe Racking System. It is a semi-automated system that provides a mid-range solution between the mechanical pipe racking line and the fully automated Pipe Handling Machine. These pipe racking systems reduce or, in some cases, eliminate entirely, the manual labor involved in this process, thereby increasing productivity and enhancing safety. Pipe racking systems are used predominantly on offshore rigs and are virtually mandatory on floating rigs such as semisubmersibles.

  The Pickup Laydown System ("PLS") was introduced by Varco in 1992. The PLS provides a mechanized means of moving various types of pipe from a horizontal position on the pipe deck to a vertical position on the rig floor. It is designed to operate in conjunction with the Pipe Handling Machine. The PLS also serves to eliminate a hazardous and labor intensive manual process.

  Varco expanded the pickup laydown product line in 1993 with the design of additional equipment designed to facilitate the transfer of pipe from the pipe deck to the drilling rig floor. The additional products are the PLS-3 (Pickup Laydown System), the Pipe Conveyor and the Pipe Deck Machine, known as the "Pipemite". These three products can be used separately or in concert to form a complete system ("PTS-3"). The PTS-3 manages pipe in the horizontal position on the pipe deck with the Pipemite, delivers pipe from the pipe deck to the rig floor with the Conveyor and raises the pipe from horizontal to vertical and presents it to well center with the PLS-3.

VARCO BJ OIL TOOLS

  The Varco BJ Oil Tools product line consists of a full complement of conventional rig tools and equipment. It was formed by the combination of the original Varco oil tool products and the related products acquired in the BJ Machinery Division and the Martin-Decker Division acquisitions. These products include pipe handling tools, hoisting equipment and rotary equipment.

  Varco's pipe handling tools are designed to enhance the safety, efficiency and reliability of pipe handling operations. Many of these tools have provided innovative methods of performing the designated task through mechanization of functions previously performed manually.

  Varco BJ Oil Tools manufactures various tools used in the making up and breaking out of drill pipe, including spinning wrenches, manual tongs, torque wrenches and kelly spinners. The spinning wrench is a tool used to screw together and unscrew sections of drill pipe. Powered pneumatically or hydraulically, it replaces a hazardous device known as a spinning chain. Manual tongs are used to make up or break out tool joints, while the torque wrench is a hydraulically powered device which performs this function with enhanced safety and precision. The kelly spinner is a pneumatically or hydraulically powered tool used to connect and disconnect the kelly to and from the drill stem as additional lengths of pipe are added while drilling.

  The Company also manufactures other tools used in various pipe handling functions. Slips are gripping devices which hold pipe or casing in suspension while in the hole, and they may be either manual or spring operated. Other products, which include safety clamps, casing bushings and casing bowls, are used to hold and guide drill pipe or casing while in the hole.

  When drilling, tripping or setting casing, lengths of pipe must be hoisted into position above the hole, lowered into or lifted from the hole and held in suspension while in the hole. Hoisting equipment includes devices used to grip and hold various types of pipe ("tubulars") while being raised or lowered. Drill pipe elevators are used to hold lengths of drill pipe as they are hoisted into position to be attached to the drill stem, and to hold the entire drill stem as it is lowered into or lifted from the hole. Similarly, casing elevators and spiders are gripping devices used to hold the casing as additional lengths are added and lowered into the hole. Links are elongated steel forgings from which the elevator is suspended and which, in turn, hangs from beneath the hook which is connected to the hoisting mechanism of the drilling rig. The Company manufactures elevators to accommodate a variety of tubulars, as well as a complete line of links and hooks, together with casing elevators and spiders, to handle a variety of casing sizes and accommodate casing weighing up to 1,000 tons.

  Varco BJ Oil Tools expanded its casing spider line in 1994 with the introduction of the Flush Mounted Spider ("FMS 375"). The FMS 375 was introduced to improve safety and efficiency during casing operations. Conventional casing spiders mount above the rotary table and result in a coupling connection height of 8 feet above the rig floor. This requires scaffolding to be erected around the spider for the rig crew to operate the casing tongs. This temporary scaffolding is generally considered a safety hazard, but no alternative has been available previously. The FMS 375 mounts inside the rotary table and flush with the rig floor, allowing the connection to be lowered to a workable height from the rig floor. The safety advantages of the FMS 375 have been readily recognized, and 22 units were ordered during 1994.

  Rotary equipment products consist of kelly bushings and master bushings. The kelly bushing applies torque to the kelly to rotate the drill stem and fits in the master bushing which is turned by the rotary table on the floor of the rig. Varco produces kelly bushings and master bushings for most sizes of kellys and makes of rotary tables.

  A substantial portion of the Company's sales in some of the Oil Tools products is attributable to sales of replacement parts which are subject to normal wear and to sales of spare parts. Replacement parts for kelly bushings, rotary slips, casing tools and spinning wrenches are a material part of the sales of those product lines.

MARTIN-DECKER/TOTCO INSTRUMENTATION

  The Martin-Decker/TOTCO Instrumentation Division designs, manufactures and sells or rents instrumentation, primarily for use in oil and gas well drilling operations, including sensors, gauges, drift instruments, drilling recorders, drilling chokes, data acquisition systems, electronic drilling consoles, mud instrumentation systems and drilling control systems. To a lesser extent, Martin-Decker/TOTCO Instrumentation provides instrumentation to certain general industrial markets and for use in non-drilling related oilfield applications.

  A drilling rig instrumentation package is generally comprised of four elements: (1) sensors, which measure selected variables at the point of origin;
(2) a mechanical or electronic means of transmitting that data to the display device; (3) a display, which may range in sophistication from a simple gauge to a computer terminal; and (4) a method for permanently recording and/or electronically transmitting the data for subsequent review and analysis. This equipment must be sufficiently rugged to withstand the hostile environmental conditions of a drilling rig.

  The driller relies on certain instruments to provide information critical to the operation of the drilling rig. At a minimum, this information includes the status of such basic data as weight-on-bit, rotary RPM, rotary torque, hook load, rate of penetration, mud pit volume, and mud flow. The indicators which display this data are generally contained in a common housing called a drilling console. A drilling console may range in sophistication from a collection of gauges to a microprocessor based system such as the Martin-Decker/TOTCO "Spectrum 1000."

  Computer based electronic data acquisition systems, such as the Visulogger(R), first produced by TOTCO in 1978 provide real-time analysis and display of the various drilling data at the driller's station as well as other locations around the rig. In 1991 Martin-Decker/TOTCO introduced the TOTAL system, a computer-based data acquisition system incorporating up to date electronic technology and more comprehensive analytical capabilities. The emphasis in TOTAL is on the analysis and interpretation of data via computer software, so that the information displayed to the driller enables him to operate the rig more safely and efficiently.

  In October 1992, the Company licensed from the Sedco Forex Division of Schlumberger Limited the rights to develop, manufacture and market the MDS(TM) System, an advanced computer-based drilling information and alarm system which is being integrated with TOTAL. MDS(TM) has been in development for more than seven years and is currently installed on several rigs owned and operated by Sedco Forex. Its computer programs incorporate the knowledge and experience of drilling personnel and engineers to provide critical information in a user-friendly format.

  In addition to MDS(TM), a number of additional capabilities have been or are in the process of being developed for the TOTAL System. Drill-Off, a computerized drilling optimization program was jointly developed by Martin-Decker/TOTCO and Exxon. A Dynamic Block Control System was developed jointly with the Baylor Brake Company. An agreement with Schlumberger's Anadril Division, authorizing MD/TOTCO to manufacture and market Kick-AlertSM was finalized in 1993. A joint effort by Martin-Decker/TOTCO and British Petroleum has resulted in a software program known as Early Kick Detection (EKD), which is available on the TOTAL system. Pursuant to an exclusive worldwide marketing agreement with Logware, Inc. a Windows(TM)-based drilling information system is also available as part of the TOTAL system.

  The TOTAL system is designed so that it may be scaled to the requirements of a particular drilling operation. For relatively routine drilling requirements it can represent a cost-effective means of providing basic information; however, it can be expanded to encompass the full range of analytical capability for complex and costly offshore drilling.

  Other drilling related products of Martin-Decker/TOTCO Instrumentation include drift indicators, which are used to measure and record the degree of drift of the well from vertical; mechanical recorders, which produce a permanent record in chart form when an electronic system is not being used; drilling control systems (auto-drillers) which automatically maintain a constant pressure on the drill bit, and drilling chokes which provide a remotely actuated method of controlling "kicks."

  Products of the Martin-Decker/TOTCO Instrumentation Division used outside the drilling process include load and radius indicating systems for pedestal type cranes, anchor tension monitoring systems for use in mooring and positioning applications, and specialty scales for industrial use.

  In August 1993, the Company acquired all the outstanding shares of Metrox, Inc., a manufacturer of strain gauge systems. The strain gauge sensor is considered a lower cost alternative to the standard hydraulic sensor. The acquisition of strain gauge technology facilitates further penetration of the industrial crane and weight monitoring markets and enhances the overall Martin-Decker/TOTCO sensor technology.

  Drilling consoles are typically sold as original equipment to the rig manufacturer. However, electronic drilling consoles may be sold as upgrades to existing rigs. In the United States and Canada, most other instrumentation products are rented to the drilling contractor or oil company when necessary, and are therefore not permanently installed on the rig. Internationally, nearly all instrumentation equipment is sold to the rig owner and becomes a permanent part of the drilling rig. A significant portion of the sales of some instrumentation product lines is in spare and replacement parts.

SHAFFER

  The Shaffer Division designs, manufactures, sells and distributes pressure control equipment, including ram blowout preventers, annular blowout preventers and rotating blowout preventers; blowout preventer control systems; and motion compensation systems, including riser tensioners, drillstring compensators and crown mounted compensators.

  Blowout preventers ("BOPs") are devices used to seal the space between the drill string and the borehole to prevent an uncontrolled flow of formation fluids and gases. Shaffer manufactures three types of BOPs. Ram and annular BOPs are back-up devices and are activated only if other techniques for controlling pressure in the well bore are inadequate. When closed, these devices prevent normal rig operations. Ram BOPs seal the wellbore by hydraulically closing rams against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole. The rotating BOP allows operators to drill or strip into or out of the well at low pressures without interrupting normal operations.

  Shaffer sells BOP control systems under the registered trademark "Koomey." The Koomey(R) control system reliably opens and closes BOPs and associated valves for both land systems and offshore systems.

  Shaffer sells motion compensation equipment under the registered trademark "Rucker." Motion compensation equipment stabilizes the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. Shaffer also manufactures tensioners which provide continuous reliable axial tension to the marine riser pipe and guide lines on floating drilling rigs, tension leg platforms and jack-up rigs.

  Shaffer manufactures and sells flowline devices, primarily Best chokes, used in the production phase of the oil and gas industry. These chokes are designed for both topside-platform and subsea production, for both standard service and sulfur (H2S) service. Prior to 1993, these chokes were manufactured and sold by Varco BJ Oil Tools.

THULE RIGTECH

  The Thule Rigtech Division designs, sells and rents equipment for use in the drilling fluid ("mud") used in the drilling process. This equipment includes shale shakers, mud cleaners, hydrocyclones, fume extraction hoods, mud chemical handling systems and automated mud system controls. Thule Rigtech products are generally subcontracted to third parties for manufacturing.

  In the drilling operation, mud is pumped down the drill pipe and through the holes in the drill bit. The mud acts as a lubricant to the drill bit, as a pressure equalizer and as a vehicle which carries the drilled cuttings back to the surface. Shale shakers are the principal machines used to clean the cuttings from the mud, enabling it to be reused. The VSM 100 is designed to pass large volumes of mud over fine mesh screens to extract as many of the cuttings as possible from the mud, thus avoiding the use of the other filtering processes before the mud is recirculated.

  Other equipment that may be employed to remove cuttings are the VSM 200 mud cleaner and de-sander and de-silter hydrocyclones.

  The AMS 2000 mud chemical handling system is designed to handle, store and mix mud chemicals. The mud chemicals are provided to the rig in 1-ton bags which are placed in a hopper fitted with a vibrating mechanism. A computer controlled valve in the base of the bag is used to discharge the chemical powder to the mud mixer at the desired rate.

  The AMS 1000 automated mud system is a computer controlled system which oversees and controls the entire mud function. The aim of the system is to release manpower from manual operations while continuously monitoring the process to ensure that it is performing properly.

  Thule Rigtech aims to offer high performance equipment that will minimize the cost of drilling through lowering mud costs and improving operational efficiency, while at the same time reducing the labor requirement and improving the safety of the drilling operation.

RESEARCH AND NEW PRODUCT DEVELOPMENT

  Varco believes that it is a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling process, and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Varco's significant product developments have included the safety spinning wrench, the torque wrench, the spring slip, pneumatically operated casing elevators and spiders, the Automated Roughneck, the Top Drive Drilling System, the Pipe Handling Machine and the TOTAL system. At December 31, 1994 the Company employed 157 persons on its engineering and design staffs who were principally engaged in research and development. Total expenditures for research and development were $11.4 million in 1994, $9.5 million in 1993 and $9.8 million in 1992.

  As of December 31, 1994 the Company held 182 United States patents and had 18 patent applications pending. Expiration dates of such patents range from 1995 to 2008. As of such date the Company also had 254 foreign patents and 66 patent applications pending relating to inventions covered by the United States patents. The preceding include patent rights received in connection with the BJ Machinery, Martin-Decker, TOTCO and Shaffer acquisitions. There are no assurances that patents will be granted in response to pending applications.

  Although the Company believes that its patents and applications have value, competitive products with different designs have been successfully developed and marketed by others. The Company considers the quality and timely delivery of its products, the service it provides to its customers and the technical knowledge and skills of its personnel to be more important than its patents in its ability to compete. While the Company stresses the importance of its research and development programs, the expense and market uncertainties associated with the development and successful introduction of new products are such that there can be no assurance that the Company will realize future revenues from new products.

ACQUISITIONS

  On May 22, 1990 Varco acquired substantially all of the assets and assumed substantially all of the liabilities of the Martin-Decker Division of Cooper Industries, Inc. an Ohio corporation, for an adjusted purchase price of $29,325,000 million in cash. The Martin-Decker Division was principally engaged in the design, manufacture, sale and rental of instruments which monitor and display a variety of data relevant to drilling operations and which, to a lesser extent, are used in other oilfield and industrial applications. Additionally, the Martin-Decker Division designed, manufactured and sold a variety of drilling rig equipment similar to that of Varco BJ Oil Tools.

  Varco has continued the design, manufacture and sale of instrumentation products through its Martin-Decker subsidiary, headquartered in Cedar Park, Texas. The rig equipment products acquired with the Martin-Decker Division have been integrated into the operations of the Company's Varco BJ Oil Tools Division.

  On November 28, 1990 Varco purchased the TOTCO Product Line from Baker Hughes Incorporated. TOTCO was primarily engaged in the design, manufacture, sale and rental of certain instrumentation and analytical equipment used principally on drilling rigs in the oil and gas industry. The consideration for the acquisition consisted of 2,346,041 shares of Varco Common Stock valued at $20,000,000 and $22,765,000 million in cash (as adjusted subsequent to the closing).

  The TOTCO Product Line has been combined with the Martin-Decker Division to form the Martin-Decker/TOTCO Instrumentation Division of Varco, headquartered in Cedar Park, Texas. Varco believes that it is the market leader in providing rig instrumentation for drilling operations.

  On July 17, 1992 Varco acquired substantially all of the assets and assumed certain of the liabilities of the Shaffer Product Line ("Shaffer") of Baroid Corporation for a cash consideration of approximately $36,000,000. Shaffer designed, manufactured, and sold blowout prevention equipment and related control systems and motion compensation systems used on drilling rigs in the oil and gas industry. The Shaffer operations now comprise the Company's Shaffer Division.

  On August 17, 1993 the Company acquired all of the outstanding common stock of Metrox, Inc. for a cash consideration of approximately $4,000,000. Metrox designed and manufactured instrumentation used in the oil and gas industry, as well as in general commercial and industrial applications. Metrox has been combined with, and is reported within, the Company's Martin-Decker/TOTCO Instrumentation Division.

  On November 30, 1994 the Company acquired all of the outstanding shares of Rig Technology Limited ("Thule Rigtech"), a company incorporated in Scotland, for a cost of approximately $8,954,000. Thule Rigtech provides equipment and systems used in the handling, mixing, transport and conditioning of drilling fluids and operates as the Company's Thule Rigtech Division.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTERNATIONAL OPERATIONS

  The Company's products are sold for use in approximately 84 countries by United States customers operating in the United States and abroad, as well as by foreign customers such as privately-owned corporations and national oil companies. The Company includes as an international sale any sale where the product is designated for use other than in the United States. Revenues from products sold for use outside the United States accounted for approximately 68%, 71%, and 72% of the Company's total revenues for the years ended December 31, 1994, 1993, and 1992, respectively. For further information regarding the Company's worldwide operations and international sales and rentals, see Note K of Notes to Consolidated Financial Statements.

  The Company's international operations are subject to the usual risks of changes in international conditions such as changes in governmental policies affecting the oil industry ( e.g., environmental regulations or the nationalization of the operations of the Company's customers). Most international sales are payable in United States dollars.

  The Company has a policy prohibiting the payment of any bribe, kickback or similar gratuity to any person in order to facilitate the sale of the Company's products or to secure favorable action by a government official. The Company believes that this policy does not impede its competitive position in the sale of its products abroad.

SALES AND DISTRIBUTION

  To facilitate the distribution of its drilling equipment and pressure control products, the Company maintains domestic sales and service facilities in California, Louisiana, Oklahoma, Texas and Wyoming. The rental of drilling rig instrumentation requires local availability of equipment, transportation of the equipment to the rig site and installation by qualified personnel. To service this market, the Company maintains Martin-Decker/TOTCO Instrumentation sales and service facilities in 13 states, including those mentioned above, as well as 3 locations in Canada. Internationally, the Company maintains sales and service facilities in Abu Dhabi, Scotland, Moscow, Holland and Singapore. The Company employs independent agents in Mexico, South America, Europe, the Middle East, the Far East and Asia, the South Pacific and in parts of the United States.

  The Company's customers include private and government-owned oil companies, drilling contractors, drilling rig manufacturers, rental tool companies, and supply companies which supply oilfield products to the end users of the Company's products.

  Drilling systems, such as the Automated Roughneck, Top Drive Drilling System and pipe racking systems and pressure control and motion compensation equipment, represent significant capital expenditures and are usually sold directly to an oil company, drilling contractor or rig builder. Other drilling equipment products may be sold through supply stores or directly to government-owned oil companies or drilling contractors.

  No customer accounted for more than 10% of annual sales during each of the years during the period 1992 through 1994.

BACKLOG

  Sales of the Company's products are made on the basis of written purchase orders or contracts and, consistent with industry practice, by telex, letter or oral commitment later confirmed by a written order. In accordance with industry practice, orders and commitments generally can be canceled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacture of the products.

  The backlog of unshipped orders was approximately as follows on the dates indicated:

                                                             DECEMBER 31,
                                                        -----------------------
                                                         1994    1993    1992
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Varco Drilling Systems.............................. $36,770 $13,131 $19,834
   Varco BJ Oil Tools..................................   6,558   6,666   8,544
   Martin-Decker/TOTCO Instrumentation.................   4,581   4,416   2,432
   Shaffer.............................................   3,882   8,074   9,620
   Thule Rigtech.......................................     984
                                                        ------- ------- -------
     Total............................................. $52,775 $32,287 $40,430
                                                        ======= ======= =======

  Most of the backlog at December 31, 1994 is scheduled to be shipped before December 31, 1995.

COMPETITION

  The products of the Company are sold in highly-competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development or improved availability and delivery. The Company competes with a large number of companies, some of which are larger than the Company and have greater resources and more extensive and diversified operations.

  Varco's principal competitor with respect to most Drilling Systems products is Maritime Hydraulics A/S, a Norwegian company. Other competitors with respect to the Top Drive Drilling System include National-Oilwell, owned jointly by USX Corporation and Armco Steel, and A/S Hydralift, another Norwegian company which acquired the rights to the product previously marketed by ACB Offshore, a French company. Since its introduction in 1982 and as of December 31, 1994, Varco had sold and delivered

401 Top Drive Drilling Systems, and the Company believes that its competitors had sold and delivered less than 105 systems during the same time period.

  Varco's most significant domestic competitors with respect to oil tools include Woolley Tool and Manufacturing, a division of Enterra Corporation, DenCon Oil Tools and Weatherford International, Inc. In foreign markets Varco experiences competition from most of its domestic competitors and from foreign companies as well.

  Martin-Decker/TOTCO Instrumentation competes, in the domestic rental market, with the Swaco Geolograph Division of Smith International, Inc., Petron Inc. and Adair Supply Inc. In domestic product sales, the competition consists of Wagner International Inc., Atlas Company and a number of smaller regional companies. In the international market it competes with these same companies along with such foreign competitors as Rigserv, a United Kingdom company, and Hitec A/S, a Norwegian company.

  Shaffer competes, in the BOP and related controls market, with the Cameron Iron Works division of Cooper Industries and Hydril Company, a privately held company. Shaffer's principal competitor with respect to motion compensation equipment is Maritime Hydraulics A/S.

  Thule Rigtech's principal competitors in the solids control equipment market are Derrick Manufacturing Inc. and the Brandt Company.

  Although accurate industry figures are not available, the Company believes that it has a substantial share of the market for most of its equipment and instrumentation products.

MANUFACTURING AND RAW MATERIALS

  The manufacturing processes for the Company's drilling and pressure control equipment products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components, and testing. The Company's drilling and pressure control equipment products are manufactured primarily from alloy steel, and the availability of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. The Company believes that there are currently adequate sources of supply for alloy steel castings, forgings, purchased components and bar stock. The primary manufacturing processes associated with instrumentation and solids control products are fabrication, machining, assembly of manufactured and purchased components, and testing. The Company believes that adequate sources of supply exist for all such purchased components.

  Thule Rigtech products are generally subcontracted to third parties for manufacturing. The Company believes that an adequate number of subcontractors exist for the manufacture of Thule Rigtech products.

EMPLOYEES

  At December 31, 1994 the Company had a total of 1,410 employees (of which 179 were temporary employees). Of such employees, 415 employees were engaged in sales and marketing, 157 employees were engaged in engineering and design, 111 employees were engaged in administrative or clerical capacities, and 727 were engaged in manufacturing. The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Varco are as follows:

                 NAME                 AGE                POSITION
                 ----                 ---                --------
 Walter B. Reinhold..................  70 Chairman of the Board and Director
 George Boyadjieff...................  56 President, Chief Executive Officer
                                           and Director
 Richard A. Kertson..................  55 Vice President--Finance and Chief
                                           Financial Officer
 Donald L. Stichler..................  51 Controller--Treasurer and Secretary
 Robert J. Gondek....................  51 Vice President and President--Martin-
                                           Decker/TOTCO Instrumentation
 Mark A. Merit.......................  37 Vice President and President--Shaffer
 Roger D. Morgan.....................  51 Vice President and President--Varco
                                           Drilling Systems
 Michael W. Sutherlin................  48 Vice President and President--Varco
                                           BJ Oil Tools

  Officers are elected by, and serve at the pleasure of, the Board of Directors.

  Mr. Reinhold has been a director of the Company since 1970. He served as Chief Executive Officer of the Company from 1970 until April 1991, and prior thereto he served as Executive Vice President. He has been employed by the Company since 1949. Mr. Reinhold is a director of Amdahl Corporation and Revco Drug Stores, Inc.

  Mr. Boyadjieff was elected President of the Company in May 1981 and Chief Executive Officer in April 1991. Mr. Boyadjieff served as Chief Operating Officer from June 1979 until April 1991. Prior to his election as President, he was the Senior Vice President--Operations. He has been a director of the Company since 1976 and joined the Company in 1969.

  Mr. Kertson was elected Vice President--Finance and Chief Financial Officer in May 1984. He had been Controller of Varco Oil Tools since January 1982. He joined the Company in October 1975, as Director of Management Information Services.

  Mr. Stichler was elected Controller--Treasurer in May 1984 and Secretary in May 1993. He served as Corporate Controller from December 1982 to May 1984. He served as Manager of Accounting and Taxation from 1981, when he joined the Company.

  Mr. Gondek has served as President of Martin-Decker/TOTCO Instrumentation Division since November 1990 and was elected Vice President of the Company in April 1991. From September 1986 until November 1990 Mr. Gondek was the Vice President and General Manager of the TOTCO operations of Baker Hughes Incorporated. Prior to 1986 he held various positions with TOTCO International Corporation including Vice President of Engineering, Vice President of Manufacturing and Senior Vice President.

  Mr. Merit was elected Vice President of the Company and President of Shaffer in October 1992. He had been Vice President--Manufacturing of Varco Drilling Systems since August 1991. Previously he was Operations Manager of Varco U.K. Limited from March 1990 and prior to that he was Manager of Engineering Software Development for Varco Drilling Systems since 1985. He has been employed by the Company in various capacities since 1980.

  Mr. Morgan was elected Vice President of the Company in May 1984 and President of Varco Drilling Systems in May 1990. He had been Vice President-- Materials and Manufacturing of Varco Oil Tools since May 1981. Previously, he was Vice President--Materials and Production of Varco Oil Tools. He has been employed by the Company in various capacities since 1974.

  Mr. Sutherlin was elected Vice President of the Company in May 1984 and President--Varco BJ Oil Tools in July 1988. Previously he served as Vice President--Best Operations. He has been employed by the Company in various capacities since 1975.

ITEM 2. PROPERTIES

  The Company's principal manufacturing facilities are located in Orange, California (the "Orange Facility"), Etten-Leur, The Netherlands (the "Etten-Leur Facility"), Cedar Park, Texas (the "Cedar Park Facility") and Houston, Texas (the "Shaffer Facility"). The Orange Facility and the Etten-Leur Facility are used primarily for manufacturing the Company's drilling equipment, the Cedar Park Facility manufactures primarily instrumentation products, and the Shaffer Facility is used for manufacturing pressure control, motion compensation and drilling equipment and flow line devices. Thule Rigtech products are generally subcontracted to third parties for manufacturing.

  The Orange Facility occupies approximately nine acres in Orange County, California which are leased under a long-term lease. The Orange Facility includes three manufacturing/warehouse buildings comprising a total of approximately 135,000 square feet and a four-story high-rise facility with automatic storage and retrieval capabilities. The Orange Facility is currently leased from certain officers, shareholders, and directors of the Company and affiliated trusts. This facility is the primary manufacturing location for the Varco Drilling Systems Division, and the Company estimates that based upon direct labor hours, utilization of this facility was approximately 70% of utilization as compared to 45% of capacity in 1993 and 1992.

  The Etten-Leur Facility consists of approximately 73,000 square feet of manufacturing and warehousing space and approximately 12,900 square feet of office space on approximately six acres of land. This facility is the primary manufacturing location for the Varco BJ Oil Tools Division, and the Company estimates that based upon direct labor hours, utilization of this facility was approximately 75% of capacity in 1994 compared to 50% of capacity in 1993 and 90% of capacity in 1992.

  The Martin-Decker/TOTCO Instrumentation products are manufactured at the Cedar Park Facility. The Company has leased this facility from Cooper Industries, Inc. under a net lease which expires in August of 1996 and has an option to purchase. The monthly rental under the Cedar Park lease is $43,250, and the Company is obligated to pay real estate taxes, insurance and other expenses. The Cedar Park Facility consists of approximately 200,000 square feet of manufacturing and warehousing space and approximately 33,000 square feet of office space located on approximately 40 acres. The Company estimates that based upon direct labor hours, utilization of this facility was approximately 95% of capacity during 1994 as compared to 70% of capacity during 1993 and 1992.

  The Shaffer Division's products are manufactured at the Shaffer Facility, which consists of approximately 270,000 square feet of manufacturing and warehousing space and approximately 73,000 square feet of office space located on approximately 34 acres. In addition, certain products of the Varco BJ Oil Tools Division are manufactured at this facility. The Shaffer facility has been operated by the Company since the acquisition of Shaffer on July 17, 1992. The Company estimates that based upon direct labor hours utilization of this facility for 1994 was approximately 70% as compared to 65% in 1993.

  An additional manufacturing facility located in Houston (the "Houston BJ Facility") was closed during the fourth quarter of 1992 and activities previously performed at that plant have been moved to other Company locations, principally the Shaffer Facility. The Houston BJ Facility, which consists of approximately 135,000 square feet of manufacturing and office space, and the
32.2 acres of land on which it is located are owned by the Company. This facility has been listed for sale.

  The Drilling Systems Division's administration and Company's executive offices are located in Orange, California adjacent to the Orange Facility. They comprise approximately 26,000 square feet of office space and are leased from certain officers, shareholders and directors of the Company and affiliated trusts.

  The Company owns sales and service facilities in Oklahoma, Wyoming, Scotland and Singapore and leases approximately such facilities throughout the United States in addition to facilities in Canada and Mexico.

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Varco or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The information concerning the market for the Registrant's Common Stock and related stockholder matters contained under the captions "Price Range of Varco Common Stock," "Dividend Policy" and "Common Stock" on page 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial information set forth under the caption "Five Year Financial and Operating Highlights" on page 18 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 24 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, is hereby incorporated by reference.

  In addition, as of March 22, 1995 the following is added to the end of Management's Discussion and Analysis of Financial Condition and Results of Operations as included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994:

    On March 22, 1995 the Company announced a "Dutch Auction" cash tender offer for up to 5,300,000 shares of its Common Stock. The tender offer is expected to commence on Friday, March 24, 1995, and to expire on Friday, April 21, 1995, unless extended. Under the terms of the offer, the Company will invite shareholders to tender shares at prices not greater than $8.00 nor less than $6.75 per share, as specified by the tendering shareholders. The Company will fund the purchase of the shares with cash and cash equivalents, short-term investments and borrowings under the Company's amended credit facility with Citicorp, USA and Citibank, N.A. The Company expects to have approximately $37 million of available cash and cash equivalents and short-term investments to finance the share purchase. The remaining funds will come from borrowings.

    In anticipation of the offer, the Credit Agreement dated as of February 25, 1993 was amended (as so amended, the "Amended Credit Agreement") to (a) extend the maturity date from March 31, 1996 to October 31, 1998; (b) increase the total maximum facility from $20.0 million (consisting of a letter of credit facility of $10.0 million and a loan facility $10.0 million) to $35.0 million (consisting of the same letter of credit facility and a loan facility of $25.0 million); and (c) amend certain covenants in order to permit the Offer to proceed and to take into account the effect of the consummation of the Offer on certain financial ratios.

    The Company believes that its cash and cash equivalents, short-term investments and the Amended Credit Agreement will be sufficient to consummate the purchase of its shares and to meet its capital expenditures and operating cash needs in 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is hereby incorporated by reference to pages 25 through 38 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is hereby incorporated by reference to the information set forth under the sub caption "Nominees" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1995, except that information concerning the Executive Officers of the Registrant is contained in Item 1 under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is hereby incorporated by reference to the information set forth under the subcaptions "Compensation and Stock Option Information" and "Compensation Committee Interlocks and Insider Participation" under the caption "EXECUTIVE COMPENSATION" and under the subcaption "Director Compensation" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is hereby incorporated by reference to the information set forth under the caption "BENEFICIAL OWNERSHIP OF VARCO SECURITIES" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is hereby incorporated by reference to the information set forth under the caption "CERTAIN TRANSACTIONS AND RELATIONSHIPS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

  The following consolidated financial statements of Varco International, Inc. and subsidiaries, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

                                                                        PAGE IN
                                                                        ANNUAL
                                                                        REPORT
                                                                        -------
   Consolidated Balance Sheets--as of December 31, 1994 and 1993.......    25
   Consolidated Statements of Income--Years ended December 31, 1994,
    1993 and 1992......................................................    26
   Consolidated Statements of Shareholders' Equity--Years ended Decem-
    ber 31, 1994, 1993 and 1992........................................    27
   Consolidated Statements of Cash Flows--Years ended December 31,
    1994, 1993 and 1992................................................    28
   Notes to Consolidated Financial Statements..........................    29
   The Report of Independent Auditors..................................    39

  The following consolidated financial statement schedule of Varco
International, Inc., and subsidiaries
is included in Item 14(d):
                                                                         PAGE
                                                                        -------
   Schedule VIII--Valuation and Qualifying Accounts....................    21

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  Individual financial statements of the registrant have been omitted as the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation, whether or not evidenced by securities, and indebtedness of subsidiaries which is collateralized by the registrant by guarantee, pledge, assignment or otherwise) exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet.

(B) REPORTS ON FORM 8-K

  Varco filed no reports on Form 8-K during the three months ended December 31, 1994.

(C) EXHIBITS

  Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a dagger.

     3.1 Restated Articles of Incorporation of Varco, incorporated by reference to Exhibit 20.1 to Varco's quarterly report on Form
               10-Q for the quarter ended March 31, 1981, as amended by Varco's report on Form 8 filed on June 26, 1981.
     3.2 Certificate of Amendment of Restated Articles of Incorporation of Varco dated October 28, 1986, incorporated by reference to
               Exhibit 3.5 to Amendment No. 3 to Varco's Registration Statement on Form S-1, Registration No. 33-9341.
     3.3 Certificate of Amendment of Restated Articles of Incorporation of Varco dated May 11, 1988, incorporated by reference to
               Exhibit 3.5 to Varco's annual report on Form 10-K for the year ended December 31, 1988.
     3.4 Certificate of Amendment of Restated Articles of Incorporation of Varco dated May 15, 1990, incorporated by reference to
               Exhibit 3 to Varco's Form 10-Q for the quarter ended June 30,
               1990.
     3.5 Bylaws of Varco, incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Varco's Registration Statement on Form S-1,
               Registration No. 33-40191.
     4.1       Note Agreement, dated as of July 1, 1992 between Varco
               International, Inc. and the Purchasers named in Schedule 1 thereto, incorporated by reference to Exhibit 4.0 to Varco's
               Quarterly Report on Form 10-Q for the quarter ended September
               30, 1992.
     4.2       First Amendment to Note Agreement, dated as of November 12,
               1992, to Note Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.3 to Varco's annual report on Form 10-K for the year ended December 31, 1992.
     4.3       Waiver and Second Amendment to Note Agreement, dated as of
               February 25, 1993, to Note Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.4 to Varco's annual report on Form 10-K for the year ended December 31, 1992.
    *4.4       Waiver, dated as of March 8, 1995, to Note Agreement included as
               Exhibit 4.1 hereto.
     4.5       Credit Agreement, dated as of February 25, 1993 among Varco
               International, Inc., Citicorp USA, Inc. and Citibank, N.A., incorporated by reference to Exhibit 4.5 to Varco's annual report on Form 10-K for the year ended December 31, 1992.
     4.6 First Amendment dated as of August 3, 1993 to Credit Agreement included as Exhibit 4.5 hereto, incorporated by reference to
               Exhibit 4 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1993.
     4.7       Second Amendment dated as of September 23, 1993 to Credit
               Agreement included as Exhibit 4.5 hereto, incorporated by reference to Exhibit 4.6 to Varco's annual report on Form 10-K for the year ended December 31, 1993.
     4.8 Third Amendment dated as of December 1, 1993 to Credit Agreement included as Exhibit 4.5 hereto, incorporated by reference to
               Exhibit 4.7 to Varco's annual report on Form 10-K for the year ended December 31, 1993.
     4.9 Fourth Amendment dated as of May 12, 1994 to Credit Agreement included as Exhibit 4.5 hereto, incorporated by reference to
               Exhibit 4 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1994.
    *4.10 Fifth Amendment dated as of October 31, 1994 to Credit Agreement included as Exhibit 4.5 hereto.

    10.1+ The Varco 1980 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to
               Varco's Registration Statement on Form S-8, Registration No. 2-
               66830.
    10.2+ Amendment to Varco 1980 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Varco's quarterly report on Form
               10-Q for the quarter ended September 30, 1984.
    10.3+ The Varco 1982 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 19.3 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1982.
    10.4+      Varco International, Inc. Supplemental Executive Retirement
               Plan, incorporated by reference to Exhibit 10.6 to Varco's annual report on Form 10-K for the year ended December 31, 1992.
    10.5+ Varco International, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1985.
    10.6 Lease dated March 7, 1975, as amended, incorporated by reference to Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1981, and agreement with respect thereto dated as of January 1, 1982, incorporated by reference to
               Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1982.
    10.7 Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.6 hereto, incorporated by reference to
               Exhibit 10.13 to Varco's annual report on Form 10-K for the year ended December 31, 1984.
    10.8 Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.6 hereto, incorporated by reference to
               Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1984.
    10.9       Agreement dated as of April 12, 1985 to Lease included as
               Exhibit 10.6 hereto, incorporated by reference to Exhibit 10.2 to Varco's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1985.
    10.10      Agreement dated as of June 11, 1981, among W.B. Reinhold, B.
               Reinhold, Jr., Charlotte Reinhold Lorenz, Baldwin Terry Reinhold and Leo J. Pircher, incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Varco's Registration Statement on Form S-
               1, Registration No. 33-9341.
    10.11 Standard Industrial Lease--Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1988.
    10.12      Asset Purchase Agreement between Varco International, Inc. and
               Baker Hughes Incorporated dated as of August 10, 1988, incorporated by reference to Exhibit 2.0 to Varco's Form 8-K dated September 29, 1988.
    10.13+ The Varco International Inc. 1990 Stock Option Plan, incorporated by reference to Exhibit 10.0 to Varco's Form 10-Q for the quarter ended March 31, 1990.
    10.14+ Varco 1980 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 28 to Varco's Registration
               Statement on Form S-8, Registration No. 33-36841.
    10.15      Asset Sale Agreement dated as of May 17, 1990 by and between
               Cooper Industries, Inc., Coopind (U.K.), Ltd., Cooper Industries
               Canada Inc., and Martin-Decker Company (S) Private, limited and
               Varco International Inc. incorporated by reference to Exhibit
               2.0 to Varco's Form 8-K dated May 22, 1990.
    10.16      Amended and Restated Asset Purchase Agreement, dated as of
               August 1, 1990 by and between Varco and Baker Hughes
               Incorporated, incorporated by reference to Exhibit 2 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1990.

     10.17     Lease dated as of May 22, 1990 by and between Cooper Industries,
               Inc. and Varco International Inc. for the Cedar Park Facility,
               incorporated by reference to Exhibit 10.21 to Varco's annual report on Form 10-K for the year ended December 31, 1990.
     10.18+    Varco International Inc. Management Incentive Bonus Plan
               incorporated by reference to Exhibit 10.22 to Varco's annual report on Form 10-K for the year ended December 31, 1990.
     10.19     Asset Purchase Agreement, dated as of April 10, 1992, by and between Varco International, Inc. and Baroid Corporation,
               incorporated by reference to Exhibit 2 to Varco's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1992.
     10.20     Amendments dated May 28, 1992, June 30, 1992, July 15, 1992 and two amendments dated July 16, 1992 to Asset Purchase Agreement included as Exhibit 10.19 hereto, incorporated by reference to
               Exhibit 2.1 to Varco's Current Report on Form 8-K dated July 17,
               1992.
     10.21     First Amendment dated as of August 31, 1993 to Lease included as
               Exhibit 10.17 hereto, incorporated by reference to Exhibit 10.23 to Varco's annual report on Form 10-K for the year ended
               December 31, 1993.
     10.22+    The Varco International Inc. 1994 Directors' Stock Option Plan,
               incorporated by reference to Exhibit 10 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1994.
    *10.23+    The Varco International, Inc. Director Savings Plan.
    *10.24+    The Varco International, Inc. Executive Management Savings Plan.
    *11        Statement re computation of per share earnings.
    *12        Statement re computation of ratios.
    *13        1994 Annual Report to Shareholders, to the extent expressly incorporated by reference in this Report on Form 10-K. Such
               Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith.
    *21        Subsidiaries of Varco.
    *23        Consents of Independent Auditors.
    *27        Financial Data Schedule

--------
*  Filed herewith
+  Management contract, compensation plan or arrangement.

  As to any security holder of the Registrant requesting a copy of this Form 10-K, the Registrant will furnish copies of any exhibits listed above as filed with this Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibits.

(D) SCHEDULES

  The Report of Independent Auditors and the schedule listed in the Index to Financial Statements and Schedules (Item 14(a)) are filed as part of this Annual Report on Form 10-K.

                        CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report (Form 10-K) of Varco International, Inc. of our report dated February 17, 1995 included in the 1994 Annual Report to Shareholders of Varco International, Inc.

  Our audits also included the financial statement schedule of Varco International, Inc. listed in item 14(d). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Orange County, California
February 17, 1995

                   VARCO INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A          COLUMN B         COLUMN C           COLUMN D    COLUMN E
        --------          --------  ----------------------- ------------- --------
                                           ADDITIONS
                                    -----------------------
                                    CHARGED    CHARGED TO
                         BALANCE AT TO COSTS     OTHER                     BALANCE AT
                         BEGINNING    AND      ACCOUNTS--   DEDUCTIONS --    END OF
      DESCRIPTION        OF PERIOD  EXPENSES    DESCRIBE      DESCRIBE       PERIOD
      -----------        ---------- -------- -------------- ------------- ------------
                                             (IN THOUSANDS)
Year ended December 31,
 1994:
  Deducted from asset
   accounts:
   Allowance for doubt-
    ful accounts........  $ 1,743    $   34     $   105        $  302(1)  $ 1,580
   Allowance for excess
    and obsolete
    inventory...........   45,133       253         133         4,237(2)   41,282
   Reserve for assets
    held for sale.......    4,207       340           6                     4,553
                          -------    ------     -------        ------     -------
                          $51,083    $  627     $   244        $4,539     $47,415
                          =======    ======     =======        ======     =======
Year ended December 31,
 1993:
  Deducted from asset
   accounts:
   Allowance for doubt-
    ful accounts........  $ 1,703    $  292     $              $  252(1)  $ 1,743
   Allowance for excess
    and obsolete
    inventory...........   47,846     1,476                     4,189(2)   45,133
   Reserve for assets
    held for sale.......    4,183       345                       321       4,207
                          -------    ------     -------        ------     -------
                          $53,732    $2,113     $              $4,762     $51,083
                          =======    ======     =======        ======     =======
Year ended December 31,
 1992:
  Deducted from asset
   accounts:
   Allowance for doubt-
    ful accounts........  $ 2,205    $   32     $   286(3)     $  820(1)  $ 1,703
   Allowance for excess
    and obsolete
    inventory...........   37,142     2,472      17,373(3)      9,141(2)   47,846
   Reserve for assets
    held for sale.......      325     3,837                       (21)      4,183
                          -------    ------     -------        ------     -------
                          $39,672    $6,341     $17,659        $9,940     $53,732
                          =======    ======     =======        ======     =======

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventories written off.
(3) Valuation established at time of acquisition of Shaffer.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VARCO INTERNATIONAL, INC.

                                                   GEORGE I. BOYADJIEFF
                                          By___________________________________
                                            GEORGE I. BOYADJIEFF PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER AND
                                                         DIRECTOR

Dated March 22, 1995
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:


        GEORGE I. BOYADJIEFF            President and Chief     March 22, 1995
-------------------------------------    Executive Officer
        GEORGE I. BOYADJIEFF

Principal Financial Officer:
         RICHARD A. KERTSON             Vice President--        March 22, 1995
-------------------------------------    Finance
         RICHARD A. KERTSON

Principal Accounting Officer:
         DONALD L. STICHLER             Controller--            March 22, 1995
-------------------------------------    Treasurer and
         DONALD L. STICHLER              Secretary

Other Directors
         WALTER B. REINHOLD             Director--Chairman      March 22, 1995
-------------------------------------
         WALTER B. REINHOLD

           TALTON R. EMBRY              Director                March 22, 1995
-------------------------------------
           TALTON R. EMBRY

            ANDRE R. HORN               Director                March 22, 1995
-------------------------------------
            ANDRE R. HORN

         MAURICE E. JACQUES             Director                March 22, 1995
-------------------------------------
         MAURICE E. JACQUES

          JACK W. KNOWLTON              Director                March 22, 1995
-------------------------------------
          JACK W. KNOWLTON

           LEO J. PIRCHER               Director                March 22, 1995
-------------------------------------
           LEO J. PIRCHER

          CARROLL W. SUGGS              Director                March 22, 1995
-------------------------------------
          CARROLL W. SUGGS

        ROBERT A. TEITSWORTH            Director                March 22, 1995
-------------------------------------
        ROBERT A. TEITSWORTH

           EUGENE R. WHITE              Director                March 22, 1995
-------------------------------------
           EUGENE R. WHITE

           JAMES D. WOODS               Director                March 22, 1995
-------------------------------------
           JAMES D. WOODS