Form 10-Q
period 1995-03-31
VARCO INTERNATIONAL INC
filed 1995-05-10
CIK 102993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
     (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1995

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from___________to________________
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No____
                                       -----

                                  30,319,350

         (Number of shares of Common Stock outstanding at May 5, 1995)

                         PART I-FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

       Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc. (the "Company") and its subsidiaries included in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1995, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

       ADJUSTMENTS. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

       NET INCOME PER SHARE. Net income per share is based upon an average of 33,592,000 and 33,528,179 shares outstanding for the three months ended March 31, 1995, and 1994 respectively.

       INVENTORIES. The Company estimates the components of inventory at March 31, 1995, and December 31, 1994, to be as follows:

                          MARCH 31, 1995   DECEMBER 31, 1994
                          --------------   -----------------

   Raw Materials            $ 6,256,000       $ 6,164,000
   Work in Process           20,908,000        13,677,000
   Finished Goods            41,790,000        40,458,000
                            -----------       -----------
                            $68,954,000       $60,299,000
                            ===========       ===========

          FIXED ASSETS. Fixed assets are stated net of accumulated depreciation of $54,525,000 at March 31, 1995, and $52,333,000 at December 31, 1994.

          COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL. On March 31, 1995, the Company Common Stock account was $23,758,000 and Additional Paid-In-Capital accounts were $102,473,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1995, filed as Exhibit 19 hereto, is incorporated herein by reference.

                           PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

   On March 24, 1995, the Company commenced a "Dutch Auction" type tender offer (the "Tender Offer") to purchase up to 5,300,000 shares of its Common Stock at a purchase price not greater than $8.00 per share nor less than $6.75 per share. Pursuant to the Tender Offer, which terminated on April 21, 1995, the Company purchased 3,150,560 shares of its Common Stock at a purchase price of $8.00 per share.

   In July 1992 the Company sold $50.0 million aggregate principal amount of its 8.95% Senior Notes Due June 30, 1999 (the "Senior Notes") to a group of ten institutional investors pursuant to a Note Agreement dated as of July 1, 1992 (as amended, the "Note Agreement"). The principal of the Senior Notes is payable in five equal annual installments commencing on June 30, 1995.

   The Note Agreement prohibits any "Restricted Payment" subsequent to July 17, 1992 unless after giving effect thereto, (i) the aggregate amount of all Restricted Payments subsequent to such date would not exceed $5,000,000 plus the cumulative sum of 50% of the Company's consolidated net income (or minus 100% in the case of a deficit) subsequent to March 31, 1992 and (ii) the Company could incur at least $1.00 of additional indebtedness under the Note Agreement covenant limiting indebtedness. The term "Restricted Payment" includes (a) any dividend (other than dividends payable in shares of capital stock) or other distributions on any shares of capital stock of the Company; (b) any purchase, redemption or other acquisition of any shares of the capital stock of the Company or any rights or options to purchase or acquire such shares; and (c) any "Restricted Investment", which is generally defined as any investment other than an investment in a subsidiary of the Company or an investment in certain designated government or rated securities. In addition, the Company may purchase, redeem or otherwise acquire shares of its capital stock or make Restricted Investments from the net cash proceeds of the substantially concurrent sales of shares of capital stock or from the sale of securities convertible into such shares upon conversion.

   Pursuant to a wavier and amendment dated as of March 8, 1995, the holders of the Senior Notes (1) waived compliance with the limitations on Restricted Payments discussed above, (2) agreed that the amount expended in the Tender Offer would not constitute a Restricted Payment, and (3) amended certain covenants to take into account the effect of the consummation of the Tender Offer on certain financial ratios.

   On February 25, 1993 the Company entered into an unsecured revolving credit agreement with Citicorp USA, Inc. and Citibank, N.A.(as amended, the "Credit Agreement"). Effective as of March 17, 1995 the Credit Agreement was amended to (1) extend the maturity date from March 31, 1996 to October 31, 1998;
(2) increase the total maximum facility from $20.0 to $35.0 million, consisting of a loan facility of $25.0 million and a letter of credit facility of $10.0 million; and (3) to amend certain covenants to permit the Tender Offer and to take into account the effect of the consummation of the Tender Offer on certain financial ratios.

   Under the terms of the Credit Agreement,, the amount available for the payment of dividends on, and repurchases of, Common Stock is limited to 25% of the Company's consolidated net income arising after January 1, 1992, computed on a cumulative basis. In addition, pursuant to the March 17, 1995 amendment to the Credit Agreement discussed above, the Company may repurchase at any time prior to December 31, 1995 shares of its Common Stock for an aggregate cost not exceeding $50.0 million, including shares purchased pursuant to the Tender Offer. The Company may also purchase or otherwise acquire shares of Common Stock from the proceeds of the substantially concurrent sale of shares of Common Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     4.1 Sixth Amendment dated as of March 17, 1995 to Credit Agreement, dated as of February 25, 1993 among Varco International Inc., Citicorp USA, Inc. and Citibank, N.A.

     4.2 Waiver and Third Amendment dated as of March 8, 1995 to Note Agreement dated as of July 1, 1992 among Varco International Inc. and the Purchasers named in Schedule 1 thereto.

      11 Statement re computation of per share earnings for the three months ended March 31, 1995 and 1994.

      19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1995.

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



                              VARCO INTERNATIONAL, INC.



DATE: MAY 10, 1995            BY:/S/ RICHARD A. KERTSON
                                 --------------------------
                                VICE PRESIDENT-FINANCE
                                AND CHIEF FINANCIAL OFFICER


DATE: MAY 10, 1995            BY:/S/ DONALD L. STICHLER
                                 --------------------------
                                 CONTROLLER-TREASURER

                                 EXHIBIT INDEX

4.1 Sixth Amendment dated as of March 17, 1995 to Credit Agreement, dated as of February 25, 1993 among Varco International Inc., Citicorp USA, Inc. and Citibank, N.A.

4.2 Waiver and Third Amendment dated as of March 8, 1995 to Note Agreement dated as of July 1, 1992 among Varco International Inc. and the Purchasers named in Schedule 1 thereto.

11 Statement re computation of per share earnings for the three months ended March 31, 1995 and 1994.

19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1995.

27     Financial Data Schedule