Form 10-Q
period 1995-06-30
VARCO INTERNATIONAL INC
filed 1995-08-11
CIK 102993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
     (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----
                                  30,355,880

       (Number of shares of Common Stock outstanding at August 1, 1995)

                          PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

     Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1995, filed as Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

     Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

     Net Income Per Share. Net income per share is based upon an average of 32,534,974 and 33,618,400 shares outstanding for the six months ended June 30, 1995, and 1994 respectively, and upon an average of 31,482,199 and 33,647,266 shares outstanding for the three months ended June 30, 1995 and 1994 respectively.

     Inventories. The Company estimates the components of inventory at June 30, 1995, and December 31, 1994, to be as follows:

                              June 30, 1995         December 31, 1994
                              -------------         -----------------

   Raw Materials                $ 6,255,000             $ 6,164,000
   Work in Process               19,737,000              13,677,000
   Finished Goods                43,018,000              40,458,000
                                -----------             -----------
                                $69,010,000             $60,299,000
                                ===========             ===========

     Fixed Assets. Fixed assets are stated net of accumulated depreciation of $56,674,000 at June 30, 1995, and $52,333,000 at December 31, 1994.

     Common Stock and Additional Paid-In-Capital. On June 30, 1995, the Company Common Stock account was $20,722,000, and Additional Paid-In-Capital accounts were $102,952,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1995, filed as Exhibit 19 hereto, is incorporated herein by reference.

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

     On February 25, 1993 the Company entered into an unsecured revolving credit agreement with Citicorp USA, Inc. and Citibank, N.A. (as amended, the "Credit Agreement"). Effective as of March 17, 1995 the Credit Agreement was amended to
(1) extend the maturity date from March 31, 1996 to October 31, 1998; (2) increase the total maximum facility from $20.0 to $35.0 million, consisting of a loan facility of $25.0 million in and a letter of credit facility of $10.0 million; and (3) to amend certain covenants to permit the Tender Offer and to take into account the effect of the consummation of the Tender Offer on certain financial ratios.

     Under the terms of the Credit Agreement, the amount available for the payment of dividends on, and repurchases of, Common Stock is limited to 25% of the Company's consolidated net income arising after January 1, 1992, computed on a cumulative basis. In addition, pursuant to the March 17, 1995 amendment to the Credit Agreement discussed above, the Company may repurchase at any time prior to December 31, 1995 shares of its Common Stock for an aggregate cost not exceeding $50.0 million, including shares purchased pursuant to the Tender Offer. The Company may also purchase or otherwise acquire shares of Common Stock from the proceeds of the substantially concurrent sale of shares of Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of Shareholders of the Company was held on May 18, 1995.

         (c) Matters voted upon at the 1995 Annual Meeting of Shareholders of the Company.

         1.  Election of Directors

  Name                        Votes For               Votes Withheld
  G. Boyadjieff               23,796,169                    582,074


  T. Embry                    23,790,897                    587,346
  A. Horn                     23,794,709                    583,534
  M. Jacques                  23,597,299                    780,944
  J. Knowlton                 23,793,819                    584,424
  L. Pircher                  23,795,209                    583,034
  W. Reinhold                 23,659,609                    718,634
  C. Suggs                    23,794,619                    583,624
  R. Teitsworth               23,796,019                    582,224
  E. White                    23,794,509                    583,734
  J. Woods                    23,660,557                    717,686

     2. Proposal to approve certain amendments to the Company's 1980 Employee Stock Purchase Plan

  Votes For                   Votes Against              Abstentions

  16,754,937                   2,239,944                    132,517

     3. Proposal to approve certain amendments to the Company's Stock Bonus Plan

  Votes For                   Votes Against              Abstentions

  14,254,323                   4,563,588                    309,487

     4. Proposal to approve the adoption of the Company's 1994 Directors' Stock Option Plan:

  Votes For                   Votes Against              Abstentions

  15,668,570                   3,245,153                    213,675

    5. Proposal to ratify Ernst & Young LLP as the independent auditors of the Company.

  Votes For                  Votes Against               Abstentions

  24,234,849                      80,085                     63,309

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3    Amended and Restated Articles of Incorporation of Varco International,
          Inc.

     10.1 Amendment to the Varco 1980 Employee Stock Purchase Plan.

     10.2 Amendment to the Varco International, Inc. Stock Bonus Plan.

     11 Statement re computation of per share earnings for the three months and six months ended June 30, 1995 and 1994.

     19 Varco International, Inc. Second Quarter Report to Shareholders, Three Months Ended June 30, 1995.

     27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            VARCO INTERNATIONAL, INC.


Date: August 11, 1995                             By:/s/Richard A. Kertson
                                                     ---------------------
                                                    Vice President-Finance
                                               and Chief Financial Officer



Date: August 11, 1995                             By:/s/Donald L. Stichler
                                                     ---------------------
                                                      Controller-Treasurer

                                 EXHIBIT INDEX

     3    Amended and Restated Articles of Incorporation of Varco International,
          Inc.

     10.1 Amendment to the Varco 1980 Employee Stock Purchase Plan.

     10.2 Amendment to the Varco International, Inc. Stock Bonus Plan.

     11 Statement re computation of per share earnings for the three months and six months ended June 30, 1995 and 1994.

     19 Varco International, Inc. Second Quarter Report to Shareholders, Three Months Ended June 30, 1995.

     27   Financial Data Schedule