Form 10-Q
period 1995-09-30
VARCO INTERNATIONAL INC
filed 1995-11-13
CIK 102993

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

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

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       -----     -----
                                  30,364,355

       (Number of shares of Common Stock outstanding at October 31, 1995)

                          PART I-FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

     Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1995, filed as Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

     ADJUSTMENTS. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

     NET INCOME PER SHARE. Net income per share is based upon an average of 31,910,939 and 33,527,248 shares outstanding for the nine months ended September 30, 1995, and 1994 respectively, and upon an average of 30,640,435 and 33,545,611 shares outstanding for the three months ended September 30, 1995 and 1994 respectively.

     INVENTORIES. The Company estimates the components of inventory at September 30, 1995, and December 31, 1994, to be as follows:

                        SEPTEMBER 30, 1995   DECEMBER 31, 1994
                        ------------------   -----------------
   Raw Materials            $ 6,064,000         $ 6,164,000
   Work in Process           19,408,000          13,677,000
   Finished Goods            47,807,000          40,458,000
                            -----------         -----------
                            $73,279,000         $60,299,000
                            ===========         ===========

     FIXED ASSETS. Fixed assets are stated net of accumulated depreciation of $58,551,000 at September 30, 1995, and $52,333,000 at December 31, 1994.

     COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL. On September 30, 1995, the Company Common Stock account was $20,800,000 and Additional Paid-In-Capital accounts were $103,178,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1995, filed as Exhibit 19 hereto, is incorporated herein by reference.

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

      In July 1992 the Company sold $50.0 million aggregate principal amount of its 8.95% Senior Notes Due June 30, 1999 (the "Senior Notes") to a group of ten institutional investors pursuant to a Note Agreement dated as of July 1, 1992 (as amended, the "Note Agreement"). The principal of the Senior Notes is payable in five equal annual installments of $10.0 million, the first of which was made on June 30, 1995.

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

      Pursuant to a waiver and amendment dated as of March 8, 1995, the holders of the Senior Notes (1) waived compliance with the limitations on Restricted Payments discussed above, (2) agreed that the amount expended in the Tender Offer would not constitute a Restricted Payment, and (3) amended certain covenants to take into account the effect of the consummation of the Tender Offer on certain financial ratios.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1995 and 1994.

         19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1995.

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


                                    VARCO INTERNATIONAL, INC.


DATE: NOVEMBER 10, 1995             BY: /S/ RICHARD A. KERTSON
                                        ----------------------
                                        VICE PRESIDENT-FINANCE
                                        AND CHIEF FINANCIAL OFFICER


DATE: NOVEMBER 10, 1995             BY: /S/ DONALD L. STICHLER
                                        ----------------------
                                        CONTROLLER-TREASURER
                                        AND SECRETARY

                                 EXHIBIT INDEX

   11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1995 and 1994.

   19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1995.

   27   Financial Data Schedule