Form 10-K
period 1995-12-31
VARCO INTERNATIONAL INC
filed 1996-03-29
CIK 102993

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                        to
                                 ----------------------   ----------------------
                         Commission file number 1-8158


                           VARCO INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             CALIFORNIA                                    95-0472620
(state or other jurisdiction of incorporation    (I.R.S. Employer Identification
           or organization)                                  Number)


      743 NORTH ECKHOFF STREET,                               92668
         ORANGE, CALIFORNIA                                (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
Registrant's telephone number, including area code:   (714) 978-1900

Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                    ON WHICH REGISTERED
     -------------------                 ------------------------
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


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 1, 1996, 30,223,796 shares of common stock were outstanding. The aggregate market value of the common stock on such date (based upon the closing price of such shares on the New York Stock Exchange) held by persons other than affiliates of registrant was approximately $230.2 million; the basis of this calculation does not constitute a determination by the registrant that such persons are affiliates, as defined in Rule 405.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II, Items 5, 6, 7 and 8             The Company's Annual Report to
                                           Shareholders for the year ended
                                           December 31, 1995.

Part III, Items 10, 11, 12 and 13        The Company's definitive Proxy
                                           Statement for the Annual Meeting of
                                           Shareholders to be held on May 16,
                                           1996 to be filed with the Commission
                                           not later than April 29, 1996.

ITEM 1. BUSINESS

INTRODUCTION

  Varco was founded in 1908 and incorporated under the laws of the State of California in 1911. Varco and its subsidiaries are engaged in the design, manufacture, sale and rental of drilling tools, equipment and integrated systems and rig instrumentation used for oil and gas drilling worldwide.

  The Company's principal products are drilling equipment, drilling rig instrumentation, pressure control and motion compensation equipment and solids control equipment. Drilling equipment includes integrated systems for rotating and handling the various sizes and types of pipe utilized on a drilling rig ("drilling systems") and specific purpose pipe handling tools, hoisting equipment and rotary equipment ("oil tools"). Drilling systems are manufactured and sold by the Varco Drilling Systems Division while oil tools are manufactured and sold by the Varco BJ Oil Tools Division. Drilling rig instrumentation products are manufactured, sold and rented by the Martin-Decker/TOTCO Instrumentation Division. Pressure control and motion compensation equipment are manufactured and sold by the Shaffer Division. Solids control equipment and systems are products of the Thule Rigtech Division.

  The following table sets forth the contribution to the Company's total revenues of its five Divisions:

                                            YEAR ENDED DECEMBER 31,
                                         ----------------------------
                                           1995      1994      1993
                                         --------   -------   -------
                                                (IN THOUSANDS)
Varco Drilling Systems                   $101,440   $74,405   $58,703
Varco BJ Oil Tools                         41,663    41,309    40,157
Martin-Decker/TOTCO Instrumentation        58,013    54,176    44,738
Shaffer                                    60,925    50,900    48,169
Thule Rigtech                              10,310       653


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

  During the drilling process it is possible for formation fluids, such as natural gas, water or oil, to get into the wellbore creating additional pressure which, if not controlled, could lead to a "blowout" of the well. To prevent blowouts a series of high-pressure valves known as blowout preventers ("BOPs") are positioned at the top of the well and, when activated, form pressure tight seals which prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations and are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs must be designed to contain pressure of up to 15,000 psi.

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


VARCO DRILLING SYSTEMS

The Varco Drilling Systems Division designs and manufactures integrated systems for rotating and handling the various sizes and types of pipe used on a drilling rig. They are designed to enhance the safety and productivity of the drilling rig through mechanization and automation.

  The Varco Top Drive Drilling System ("TDS") combines elements of pipe handling tools, as well as hoisting and rotary equipment, in a single system. Torque to turn the drill stem is imparted directly by means of a large electric motor which moves up and down along rails installed in the derrick and into which the drill stem is connected. During drilling operations, elements of the TDS perform functions such as spinning-in and making-up tool joints. It also incorporates a drill pipe elevator, providing the capability to maneuver a stand of pipe into position to be added to the drill string when drilling, or to hold and hoist the entire drill stem.

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

  The Top Drive Drilling System has demonstrated substantial economic advantages. Users of the system generally report reductions in drilling time ranging from 20% to 40%. By facilitating extended reach drilling, the TDS increases the area which can be drilled from a given location, such as a fixed platform or man-made island. Thus, the production from a given reservoir of oil can be increased and the number of costly fixed platforms required to develop the field can be minimized.

  The Top Drive Drilling System has evolved continuously since its initial introduction. Today, the Top Drive product line includes several models, each designed to satisfy specific customer requirements. The version initially introduced to the market in 1982, the TDS-3, remains a part of the product line. The TDS-4, introduced in 1990, is a two-speed model which permits a variation in speed and torque that is desirable for differing drilling conditions. The TDS-6S, first delivered in 1991, is a dual motor version which provides double the power and torque of a single motor unit. The TDS-7S, initially introduced in 1993, is powered by an alternating current ("AC") motor instead of the direct current ("DC") motor used on previous models. The AC system offers lower maintenance cost, as well as providing higher torque for longer periods and a running speed more than twice that of conventional DC motor powered systems.

  The Integrated Drilling System ("IDS") is an adaptation of the Top Drive concept which is more compact than its Top Drive counterparts, and which is affixed to a separately installed torque tube rather than rails permanently installed in the derrick. It can be used on rigs which are smaller and which do not have the structural integrity necessary to support a traditional Top Drive.

  In 1995 the TDS-9S was introduced. It is powered by dual AC motors, is reduced in length and rides on a separately installed torque tube. For these reasons it especially well suited to the conventional land rig market, where portability is critical. It is designed for ease of installation in existing derricks, can be rigged up and rigged down in a matter of hours, and is easily transported from one location to another. Eight TDS-9S units were delivered in 1995.

  Pipe racking systems are used to handle drill pipe, casing and other types of pipe (collectively "tubulars") on a drilling rig. Vertical pipe racking systems move drill pipe and casing between the well and a storage ("racking") area on the rig floor. Horizontal racking systems are used to handle tubulars while stored horizontally (for example, on the pipe deck of an offshore rig), transport it up to the rig floor and raise it to a vertical position from which it may be passed to a vertical racking system.

  Mechanical vertical pipe racking systems include those developed and sold by BJ Machinery prior to its acquisition by Varco in 1988. Such systems reduce, but do not eliminate, the manual effort involved in pipe handling. The Pipe Handling Machine, introduced by Varco in 1985, provides a fully automated mechanism for handling and racking of drill pipe and drill collars during drilling and tripping operations. It incorporates the spinning and torquing functions of the Automated Roughneck with the automatic hoisting and racking of disconnected sections of pipe. These functions are integrated via computer controlled sequencing, and the Pipe Handling Machine is operated by a person in an environmentally secure cabin.

  The Automated Roughneck is an automated version of the Iron Roughneck/R/, which was originally introduced by Varco in 1976. It is a microprocessor controlled device which automatically performs the torquing and spinning functions required to connect and disconnect sections of drill pipe during drilling and tripping operations, as well as during the setting of casing.

  The "Star" Pipe Racking System, to which the Company acquired the rights in 1990, is a semi-automated vertical pipe racking system. When used in conjunction with an Automated Roughneck, it provides an alternative to the Pipe Handling Machine. Its design makes it more easily adapted for installation on a land rig or existing offshore rig.

  Vertical pipe racking systems are used predominantly on offshore rigs and are virtually mandatory on floating rigs such as semisubmersibles.

  Horizontal pipe racking systems were introduced by Varco in 1993. They include the Pipe Deck Machine ("Pipe Mite") which is used to manipulate and move tubulars while stored in a horizontal position; the Pipe Conveyor which transports sections of pipe to the rig floor; and a Pickup Laydown System ("PLS") which raises the pipe to a vertical position for transfer to a vertical racking system. These components may be employed separately, or incorporated together to form a complete horizontal racking system, known as the Pipe Transfer System ("PTS").



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

  Varco BJ Oil Tools expanded its casing spider line in 1994 with the introduction of the Flush Mounted Spider ("FMS 375"), designed to improve safety and efficiency during casing operations. Conventional casing spiders mount above the rotary table, and result in the coupling connection height 8 feet above the rig floor. This requires scaffolding to be erected around the spider as a raised work platform for the rig crew to operate the casing tongs. The FMS 375 mounts inside the rotary table and flush with the rig floor, eliminating the need for this scaffolding.

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


MARTIN-DECKER/TOTCO INSTRUMENTATION

  The Martin-Decker/TOTCO Instrumentation Division designs, manufactures and sells or rents instrumentation, primarily for use in oil and gas well drilling operations and, to a lesser extent, provides instrumentation to certain general industrial markets and for use in non-drilling related oilfield applications.

  A drilling rig instrumentation package is generally comprised of four elements: (1) sensors, which measure selected variables at the point of origin;
(2) a mechanical or electronic means of transmitting that data to the display device; (3) a display, which may range in sophistication from a simple gauge to a computer terminal or workstation; and (4) a method for permanently recording and/or electronically transmitting the data for subsequent review and analysis. This equipment must be sufficiently rugged to withstand the hostile environmental conditions of a drilling rig.

  The driller relies on certain instruments to provide information critical to the operation of the drilling rig. At a minimum, this information includes the status of such basic data as weight-on-bit, rotary RPM, rotary torque, hook load, rate of penetration, mud pit volume, and mud flow. The indicators which display this data are generally contained in a common housing called a drilling console. A drilling console may range in sophistication from a collection of analog gauges to a microprocessor based system such as the Martin-Decker/TOTCO "Spectrum 1000."

  Computer based electronic data acquisition systems provide real-time analysis and display of the various drilling data at the driller's station, as well as other locations around the rig. In 1991 Martin-Decker/TOTCO introduced the TOTAL system, a computer-based data acquisition system incorporating up to date electronic technology with comprehensive analytical capabilities. The emphasis in TOTAL is on the analysis and interpretation of data via computer software, so that the information displayed to the driller enables him to operate the rig more safely and efficiently.

  In 1992 the Company licensed from the Sedco Forex Division of Schlumberger Limited the rights to develop, manufacture and market the MDS/TM/ System, an advanced computer-based drilling information and alarm system which is integrated with TOTAL. Its software programs incorporate the knowledge and experience of drilling personnel and engineers to provide critical information in a user-friendly format.

  In addition to MDS/TM/, a number of additional analytical capabilities have been developed for the TOTAL System. Drill-Off, a computerized drilling optimization program was jointly developed by Martin-Decker/TOTCO and Exxon. An agreement with Schlumberger's Anadril Division, authorizing MD/TOTCO to manufacture and market a sophisticated kick detection system known as Kick-Alert /SM/ was finalized in 1993. A joint effort by Martin-Decker/Totco and British Petroleum to incorporate a software program known as Early Kick Detection (EKD) on the TOTAL system was completed in 1995. An exclusive worldwide marketing agreement with Logware, Inc. to market a Windows/TM/ based drilling information system was completed in 1993.

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

  In August 1993, the Company acquired all the outstanding shares of Metrox, Inc., a manufacturer of strain gauge systems. The acquisition of strain gauge technology provides further penetration into the industrial crane and weight monitoring markets as well as enhancing the overall Martin-Decker/TOTCO sensor technology. Strain gauges provide a more precise measurement of many variables critical to drilling operations.

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


SHAFFER

  The Shaffer Division designs, manufactures, sells and distributes pressure control equipment, including ram blowout preventers, annular or spherical blowout preventers and rotating blowout preventers; blowout preventer control systems; and motion compensation systems, including riser tensioners, drillstring compensators and crown mounted compensators.

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

  Shaffer expanded its BOP line in 1995 with the introduction of a system for achieving Pressure Control While Drilling ("PCWD"). This new BOP allows normal drilling operations to proceed without other pressure control procedures up to 2,000 psi and will operate as a normal spherical BOP up to pressures of 5,000 psi. During 1995 Shaffer sold two PCWD units and rented two additional units.

  Shaffer sells BOP control systems under the registered trademark "Koomey." The Koomey/R/ control system remotely opens and closes BOPs and associated valves for both land systems and offshore systems.

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

  Shaffer also manufactures and sells flowline devices, primarily Best chokes, used in the production phase of the oil and gas industry. These chokes are designed for both topside-platform and subsea production, for both standard service and sulfur (H2S) service. Prior to 1993, these chokes were manufactured and sold by Varco BJ Oil Tools.

  Sales of spare and replacement parts, and the repair and reconditioning of used equipment constitute a significant part of Shaffer's revenue.

THULE RIGTECH

  The Thule Rigtech Division designs, sells and rents equipment for use in the mixing, handling, transport and cleaning of drilling fluid ("mud") used in the drilling process. This equipment includes shale shakers, mud cleaners, hydrocyclones, fume extraction hoods, mud chemical handling systems and automated mud system controls. Thule Rigtech products are generally subcontracted to third parties for manufacturing.

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

  The AMS 2000 mud chemical handling system is designed to handle, store and mix mud chemicals. The mud chemicals are provided to the rig in 1-ton bags which are placed in a hopper fitted with a vibrating mechanism. A computer controlled valve in the base of the bag is used to discharge the chemical powder to the mud mixer at the desired rate. The AMS 2000 eliminates the manual handling of large sacks of powdered chemicals, improving efficiency and reducing exposure to a potentially hazardous work environment.

  The AMS 1000 automated mud system is a computer controlled system which oversees and controls the entire mud function. The aim of the system is to release manpower from manual operations while continuously monitoring the process to ensure that it is performing properly.

  Thule Rigtech equipment and systems are designed to minimize the cost of drilling through lowering mud costs and improving operational efficiency, while at the same time reducing the labor requirement and improving the safety of the drilling operation.

RESEARCH AND NEW PRODUCT DEVELOPMENT

  Varco believes that it is a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling process, and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Varco's significant product developments have included the safety spinning wrench, the torque wrench, the spring slip, pneumatically operated casing elevators and spiders, the Automated Roughneck, the Top Drive Drilling System, the Pipe Handling Machine and the TOTAL system. At December 31, 1995 the Company employed 194 persons on its engineering and design staffs who were principally engaged in research and development. Total expenditures for research and development were $13.2 million in 1995, $11.4 million in 1994 and $9.5 million in 1993.

  As of December 31, 1995 the Company held 203 United States patents and had 7 patent applications pending. Expiration dates of such patents range from 1996 to 2012. As of such date the Company also had 250 foreign patents and 54 patent applications pending relating to inventions covered by the United States patents. The preceding include patent rights received in connection with the BJ Machinery, Martin-Decker, TOTCO and Shaffer acquisitions. There are no assurances that patents will be granted in response to pending applications.

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

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


INTERNATIONAL OPERATIONS

  The Company's products are sold for use in approximately 82 countries by United States customers operating in the United States and abroad, as well as by foreign customers such as privately-owned corporations and national oil companies. The Company includes as an international sale any sale where the product is designated for use other than in the United States. Revenues from products sold for use outside the United States accounted for approximately 69%, 68% and 71% of the Company's total revenues for the years ended December 31, 1995, 1994, and 1993, respectively. For further information regarding the Company's worldwide operations and international sales and rentals, see Note K of Notes to Consolidated Financial Statements.

  The Company's international operations are subject to the usual risks of changes in international conditions such as changes in governmental policies affecting the oil industry (e.g., environmental regulations or the nationalization of the operations of the Company's customers). Most international sales are payable in United States dollars.

  The Company has a policy prohibiting the payment of any bribe, kickback or similar gratuity to any person in order to facilitate the sale of the Company's products or to secure favorable action by a government official. The Company believes that this policy does not impede its competitive position in the sale of its products abroad.


SALES AND DISTRIBUTION

  To facilitate the distribution of its drilling equipment and pressure control products, the Company maintains domestic sales and service facilities in California, Louisiana, Oklahoma, Texas and Wyoming. The rental of drilling rig instrumentation requires local availability of equipment, transportation of the equipment to the rig site and installation by qualified personnel. To service this market, the Company maintains Martin-Decker/TOTCO Instrumentation sales and service facilities in 13 states, including those mentioned above, as well as 3 locations in Canada. Internationally, the Company maintains offices in Abu Dhabi, Scotland, Moscow, Holland, Singapore and Venezuela. The Company employs independent agents in Mexico, South America, Europe, the Middle East, the Far East and Asia, the South Pacific and in parts of the United States.

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

  No customer accounted for more than 10% of annual sales during each of the years during the period 1993 through 1995.


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

  The backlog of unshipped orders was approximately as follows on the dates indicated:

                                                  DECEMBER 31,
                                          ---------------------------
                                             1995      1994      1993
                                          -------   -------   -------

                                                (IN THOUSANDS)

 Varco Drilling Systems                   $30,849   $36,770   $13,131
 Varco BJ Oil Tools                         7,147     6,558     6,666
 Martin-Decker/TOTCO Instrumentation        4,535     4,581     4,416
 Shaffer                                   31,918     3,882     8,074
 Thule Rigtech                                915       984
                                          -------   -------   -------
   Total                                  $75,364   $52,775   $32,287
                                          =======   =======   =======


  Most of the backlog at December 31, 1995 is scheduled to be shipped before December 31, 1996.


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

  Varco's principal competitor with respect to most Drilling Systems products is Maritime Hydraulics A/S, a Norwegian company. Other competitors with respect to the Top Drive Drilling System include National-Oilwell, A/S Hydralift, another Norwegian company which acquired the rights to the product previously marketed by ACB offshore, a French company, and Tesco Corporation, a Canadian company that competes principally in the land Top Drive market against Drilling Systems' new TDS-9S. Since its introduction in 1982 and as of December 31, 1995, Varco had sold and delivered 449 Top Drive Drilling Systems, and the Company believes that its competitors had sold and delivered less than 150 systems during the same time period.

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

  Shaffer competes, in the BOP and related controls market, with Cooper Cameron Corporation and Hydril Company, a privately held company. Shaffer's principal competitor with respect to motion compensation equipment is Maritime Hydraulics A/S.

  Thule Rigtech competes in the solids control equipment market with Derrick Manufacturing Inc. and the Brandt Company.


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


EMPLOYEES

  At December 31, 1995 the Company had a total of 1,636 employees (of which 221 were temporary employees). Of such employees, 431 employees were engaged in sales and marketing, 194 employees were engaged in engineering and design, 127 employees were engaged in administrative or clerical capacities, and 884 were engaged in manufacturing. The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

                                  MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of Varco are as follows:

NAME                       AGE   POSITION
-----------------------------------------------------------------

Walter B. Reinhold          71   Chairman of the Board and Director
George Boyadjieff           57   President, Chief Executive Officer and Director
Richard A. Kertson          56   Vice President-Finance and Chief Financial Officer
Donald L. Stichler          52   Controller-Treasurer and Chief Accounting Officer and
                                   Secretary
Marshall Bailey             48   Vice President and Managing Director-Rig Technology
Robert J. Gondek            52   Vice President and President - Martin-Decker/TOTCO
                                   Instrumentation
Mark A. Merit               38   Vice President and President - Shaffer
Roger D. Morgan             52   Vice President and President - Varco Drilling Systems
Michael W. Sutherlin        49   Vice President and President - Varco BJ Oil Tools

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

  Mr. Boyadjieff was elected President of the Company in May 1981 and Chief Executive Officer in April 1991. Mr. Boyadjieff served as Chief Operating Officer from June 1979 until April 1991. Prior to his election as President, he was the Senior Vice President - Operations. He has been a director of the Company since 1976 and joined the Company in 1969. Mr. Boyadjieff is a Director of Unit Instruments, Inc.

  Mr. Kertson was elected Vice President - Finance and Chief Financial Officer in May 1984. He had been Controller of Varco Oil Tools since January 1982. He joined the Company in October 1975, as Director of Management Information Services.

  Mr. Stichler was elected Controller-Treasurer in May 1984, Secretary in May 1993 and Chief Accounting Officer in May 1995. He served as Corporate Controller from December 1982 to May 1984. He served as Manager of Accounting and Taxation from 1981, when he joined the Company.

  Mr. Bailey was elected Vice President of the Company and Managing Director of Rig Technology in May 1995. Mr. Bailey was the Managing Director and principal shareholder of Rig Technoloby Limited. from 1988 until 1994 when it was acquired by the Company.

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

  Mr. Merit was elected Vice President of the Company and President of Shaffer in October 1992. He had been Vice President-Manufacturing of Varco Drilling Systems since August 1991. Previously he was Operations Manager of Varco U.K. Limited from March 1990, and prior to that he was Manager of Engineering Software

Development for Varco Drilling Systems since 1985. He has been employed by the Company in various capacities since 1980.

  Mr. Morgan was elected Vice President of the Company in May 1984 and President of Varco Drilling Systems in May 1990. He had been Vice President-Materials and Manufacturing of Varco Oil Tools since May 1981. Previously, he was Vice President-Materials and Production of Varco Oil Tools. He has been employed by the Company in various capacities since 1974.

  Mr. Sutherlin was elected Vice President of the Company in May 1984 and President-Varco BJ Oil Tools in July 1988. Previously he served as Vice President-Best Operations. He has been employed by the Company in various capacities since 1975.


ITEM 2.   PROPERTIES

  The Company's principal manufacturing facilities are located in Orange, California (the "Orange Facility"), Etten-Leur, The Netherlands (the "Etten-Leur Facility"), Cedar Park, Texas (the "Cedar Park Facility") and Houston, Texas (the "Shaffer Facility"). The Orange Facility and the Etten-Leur
Facility are used primarily for manufacturing the Company's drilling equipment; the Cedar Park Facility manufactures primarily instrumentation products; and the Shaffer Facility is used for manufacturing pressure control, motion compensation and drilling equipment and flow line devices. Thule Rigtech products are generally subcontracted to third parties for manufacturing.

  The Orange Facility occupies approximately nine acres in Orange County, California which are leased under a long-term lease. The Orange Facility includes three manufacturing/warehouse buildings comprising a total of approximately 135,000 square feet and a four-story high-rise facility with automatic storage and retrieval capabilities. The Orange Facility is currently leased from certain officers, shareholders, and directors of the Company and affiliated trusts. This facility is the primary manufacturing location for the Varco Drilling Systems Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was approximately 95% of capacity in 1995 as compared to 70% and 45% of capacity in 1994 and 1993 respectively.

  The Etten-Leur Facility consists of approximately 73,000 square feet of manufacturing and warehousing space and approximately 12,900 square feet of office space on approximately six acres of land. This facility is the primary manufacturing location for the Varco BJ Oil Tools Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was approximately 80% of capacity in 1995 as compared to 75% of capacity in 1994 and 50% of capacity in 1993.

  The Martin-Decker/TOTCO Instrumentation products are manufactured at the Cedar Park Facility. The Company leased this facility from Cooper Industries, Inc. until 1995 when the Company purchased this facility for aproximately $3.6 million. The Cedar Park Facility consists of approximately 200,000 square feet of manufacturing and warehousing space and approximately 33,000 square feet of office space located on approximately 40 acres. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was approximately 95% of capacity during 1995 and 1994 as compared to 70% of capacity during 1993.

  The Shaffer Division's products are manufactured at the Shaffer Facility, which consists of approximately 270,000 square feet of manufacturing and warehousing space and approximately 73,000 square feet of office space located on approximately 34 acres. In addition, certain products of the Varco BJ Oil Tools Division are manufactured at this facility. The Shaffer facility has been operated by the Company since the acquisition of Shaffer on July 17, 1992. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility for 1995 was approximately 80% as compared to 70% in 1994 and 65% in 1993.

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

  The Drilling Systems Division's administration and the Company's executive offices are located in Orange, California adjacent to the Orange Facility. They comprise approximately 36,000 square feet of office space and are leased from certain officers, shareholders and directors of the Company and affiliated trusts.

  The Company owns sales and service facilities in Oklahoma, Wyoming, Scotland and Singapore and leases approximately four such facilities throughout the United States in addition to facilities in Canada, Mexico and Venezuela.


ITEM 3.   LEGAL PROCEEDINGS

  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Varco or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.


                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The information concerning the market for the Registrant's Common Stock and related stockholder matters contained under the captions "Price Range of Varco Common Stock," "Dividend Policy" and "Common Stock" on page 42 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, is hereby incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

  The selected financial information set forth under the caption "Five Year Financial and Operating Highlights" on page 20 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, is hereby incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is hereby incorporated by reference to pages 27 through 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995. The Report of Independent Auditors is included in Item 14(d).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is hereby incorporated by reference to the information set forth under the sub caption "Nominees" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 1996, except that information concerning the Executive Officers of the Registrant is contained in Item 1 under the caption "Executive Officers of the Registrant."


ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this item is hereby incorporated by reference to the information set forth under the sub captions "Compensation and Stock Option Information" and "Compensation Committee Interlocks and Insider
Participation" under the caption "EXECUTIVE COMPENSATION" and under the subcaption "Director Compensation" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 1996.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is hereby incorporated by reference to the information set forth under the caption "BENEFICIAL OWNERSHIP OF VARCO SECURITIES" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 1996.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is hereby incorporated by reference to the information set forth under the caption "CERTAIN TRANSACTIONS AND RELATIONSHIPS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 1996.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K


(a) FINANCIAL STATEMENTS AND SCHEDULES

  The following consolidated financial statements of Varco International, Inc. and subsidiaries, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

                                                                                                     PAGE IN
                                                                                                     ANNUAL
                                                                                                     REPORT
                                                                                                     -------
Consolidated Balance Sheets-as of December 31, 1995 and 1994.....................................        27
Consolidated Statements of Income-Years ended December 31, 1995, 1994 and 1993...................        28
Consolidated Statements of Shareholders' Equity-Years ended December 31, 1995, 1994 and 1993.....        29
Consolidated Statements of Cash Flows-Years ended December 31, 1995, 1994 and 1993...............        30
Notes to Consolidated Financial Statements.......................................................        31

   The Report of Independent Auditors and the following consolidated financial statement schedule of Varco International, Inc., and subsidiaries are included in Item 14(d):

                                                                          PAGE
                                                                          ----
Report of Independent Auditors..........................................   22
Schedule II - Valuation and Qualifying Accounts.........................   23

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


(b) REPORTS ON FORM 8-K

  Varco filed no reports on Form 8-K during the three months ended December 31, 1995.

(c) EXHIBITS

  Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a dagger.

   *3.1  Amended and Restated Articles of Incorporation of Varco.

    3.2 Bylaws of Varco, incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Varco's Registration Statement on Form S-1, Registration
         No. 33-40191.

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

    4.4  Waiver, dated as of March 8, 1995, to Note Agreement included as
         Exhibit 4.1 hereto incorporated by reference to Exhibit 4.4 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

   *4.5 Waiver and Third Amendment to Note Agreement, dated as of March 8, 1995, to Note Agreement included as Exhibit 4.1 hereto.

    4.6 Credit Agreement, dated as of February 25, 1993 among Varco International, Inc., Citicorp USA, Inc. and Citibank, N.A., incorporated by reference to Exhibit 4.5 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

    4.7 First Amendment dated as of August 3, 1993 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit 4 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1993.

    4.8 Second Amendment dated as of September 23, 1993 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit
         4.6 to Varco's annual report on Form 10-K for the year ended December 31, 1993.

    4.9 Third Amendment dated as of December 1, 1993 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit
         4.7 to Varco's annual report on Form 10-K for the year ended December 31, 1993.

   4.10 Fourth Amendment dated as of May 12, 1994 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit 4 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1994.

   4.11 Fifth Amendment dated as of October 31, 1994 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to
         Exhibit 4.10 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

  *4.12  Sixth Amendment dated as of March 17, 1995 to Credit
         Agreement included as Exhibit 4.6 hereto.

  *4.13 Seventh Amendment dated as of December 31, 1995 to Credit Agreement included as Exhibit 4.6 hereto.

  10.1+ Varco International, Inc. Non-Qualified Stock Option Plan, as amended, incorporated by reference to Exhibit 14.4 to Post-Effective Amendment No. 4 to Varco's Registration Statement on Form S-8, Registration No. 2-66830.

  10.2+ The Varco 1980 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Varco's Registration Statement on Form S-8, Registration No. 2-66830.

  10.3+ Amendment to Varco 1980 Stock Option Plan, incorporated by reference to
        Exhibit 10.2 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1984.

  10.4+ The Varco 1982 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 19.3 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1982.

  10.5+ Varco International, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

  10.6+ Varco International, Inc. Stock Bonus Plan, incorporated by reference to
        Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1985.

 *10.7+ Amendment to Varco International, Inc. Stock Bonus Plan included as
        Exhibit 10.6 hereto.

  10.8  Lease dated March 7, 1975, as amended, incorporated by reference to
        Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1981, and agreement with respect thereto dated as of January 1, 1982, incorporated by reference to Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1982.

  10.9  Agreement dated as of January 1, 1984, with respect to Lease included as
        Exhibit 10.8 hereto, incorporated by reference to Exhibit 10.13 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

 10.10 Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8 hereto, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

 10.11 Agreement dated as of April 12, 1985 to Lease included as Exhibit 10.8 hereto., incorporated by reference to Exhibit 10.2 to Varco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985.

*10.12 Amendment dated as of January 11, 1995 to Lease included as Exhibit 10.8 hereto.

 10.13 Agreement dated as of June 11, 1981, among W.B. Reinhold, B. Reinhold, Jr., Charlotte

        Reinhold Lorenz, Baldwin Terry Reinhold and Leo J. Pircher, incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Varco's Registration Statement on Form S-1, Registration No. 33-9341.

 10.14 Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California, incorporated by reference to
        Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1988.

*10.15  First amendment dated as of January 11, 1995 to Lease included as
        Exhibit 10.14 hereto.

 10.16 Asset Purchase Agreement between Varco International, Inc. and Baker Hughes Incorporated dated as of August 10, 1988, incorporated by reference to Exhibit 2.0 to Varco's Form 8-K dated September 29, 1988.

 10.17+ The Varco International Inc. 1990 Stock Option Plan, incorporated by reference to Exhibit 10.0 to Varco's Form 10-Q for the quarter ended March 31, 1990.

 10.18+ Varco 1980 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 28 to Varco's Registration Statement on Form S-8, Registration No. 33-36841.

*10.19+ Amendment to the Varco 1980 Employee Stock Purchase Plan included as
        Exhibit 10.18 hereto.

 10.20 Amended and Restated Asset Purchase Agreement, dated as of August 1, 1990 by and between Varco and Baker Hughes Incorporated, incorporated by reference to Exhibit 2 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1990.

 10.21+ Varco International Inc. Management Incentive Bonus Plan incorporated by reference to Exhibit 10.22 to Varco's annual report on Form 10-K for the year ended December 31, 1990.

 10.22 Asset Purchase Agreement, dated as of April 10, 1992, by and between Varco International, Inc. and Baroid Corporation, incorporated by reference to Exhibit 2 to Varco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

 10.23 Amendments dated May 28, 1992, June 30, 1992, July 15, 1992 and two amendments dated July 16, 1992 to Asset Purchase Agreement included as
        Exhibit 10.22 hereto, incorporated by reference to Exhibit 2.1 to Varco's Current Report on Form 8-K dated July 17, 1992.

*10.24+ The Varco International Inc. 1994 Directors' Stock Option Plan.

 10.25+ The Varco International, Inc. Director Savings Plan incorporated by reference to Exhibit 10.23 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

 10.26+ The Varco International, Inc. Executive Management Savings Plan incorporated by reference to Exhibit 10.24 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

   *11  Statement re computation of per share earnings.

   *12  Statement re computation of ratios.

   *13 1995 Annual Report to Shareholders, to the extent expressly incorporated by reference in this Report on Form 10-K. Such Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith .

   *21  Subsidiaries of Varco.

   *23  Consent of Independent Auditors.

   *27  Financial Data Schedule


 *Filed herewith
 +Management contract, compensation plan or arrangement.

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

                    REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Varco International, Inc.

We have audited the consolidated balance sheets of Varco International, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of operations and cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ Ernst & Young LLP

Orange County, California
February 15, 1996

                      VARCO INTERNATIONAL, INC. AND
                      SUBSIDIARIES
                      SCHEDULE II - VALUATION AND QUALIFYING
                      ACCOUNTS


          Column A                                          Column B                Column C            Column D        Column D
    ---------------------                                 ----------------------------------------------------------------------
                                                                                Additions
                                                                        -------------------------
                                                                                       Charged to
                                                          Balance at     Charged to         other                       Balance
                                                           beginning      costs and     accounts-     Deductions-     at end of
  Description                                              of period       expenses      describe        describe        period
-------------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Year ended December 31, 1995:
    Deducted from asset accounts:
       Allowance for doubtful accounts..............         $ 1,580         $  223      $     14       $  232(1)      $  1,585
       Allowance for excess and obsolete inventory..          41,912            789           440(3)     4,072(2)        39,069
       Reserve for assets held for sale.............           4,553            239           (42)                        4,750
                                                     --------------------------------------------------------------------------

              TOTALS................................         $48,045         $1,251      $    412       $4,304         $ 45,404
                                                     ==========================================================================

Year ended December 31, 1994:
    Deducted from asset accounts:
       Allowance for doubtful accounts..............         $ 1,743         $   34        $  105       $  302(1)      $  1,580
       Allowance for excess and obsolete inventory..          45,133            253           133        3,607(2)        41,912
       Reserve for assets held for sale.............           4,207            341             5                         4,553
                                                     --------------------------------------------------------------------------

            TOTALS..................................         $51,083         $  628        $    243    $3,909          $ 48,045
                                                      =========================================================================

Year ended December 31, 1993:
    Deducted from asset accounts:
       Allowance for doubtful accounts..............         $ 1,703         $  292                       252(1)        $ 1,743
       Allowance for excess and obsolete inventory..          47,846          1,476                     4,189(2)         45,133
       Reserve for assets held for sale.............           4,183            345                       321             4,207
                                                     --------------------------------------------------------------------------

            TOTALS                                           $53,732         $2,113                    $4,762           $51,083
                                                     ==========================================================================


(1)   Uncollectible accounts written off, net of recoveries.
(2)   Obsolete inventories written off.
(3)   Slow moving inventories sold.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VARCO INTERNATIONAL, INC.



                                   By      GEORGE I. BOYADJIEFF
                                      -------------------------------------
                                           George I. Boyadjieff
                                      President and Chief Executive Officer
                                               and Director
Dated March 28, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

     GEORGE I. BOYADJIEFF            President and Chief     March 28, 1996
----------------------------------   Executive Officer
     George I. Boyadjieff

Principal Financial Officer:

     RICHARD A. KERTSON              Vice President-         March 28, 1996
----------------------------------   Finance
     Richard A. Kertson

Principal Accounting Officer:

                                     Controller-Treasurer
     DONALD L. STICHLER              and Chief Accounting    March 28, 1996
----------------------------------   Officer and Secretary
     Donald L. Stichler

Other Directors:

     WALTER B. REINHOLD               Director-Chairman      March 28, 1996
----------------------------------
     Walter B. Reinhold

      TALTON R. EMBRY                  Director              March 28, 1996
----------------------------------
      Talton R. Embry

                                       Director              March   , 1996
----------------------------------
       Andre R. Horn

    MAURICE E. JACQUES                 Director              March 28, 1996
----------------------------------
    Maurice E. Jacques

     JACK W. KNOWLTON                  Director               March 28, 1996
----------------------------------
     Jack W. Knowlton

      LEO J. PIRCHER                   Director               March 28, 1996
----------------------------------
      Leo J. Pircher

     CARROLL W. SUGGS                  Director               March 28, 1996
----------------------------------
     Carroll W. Suggs

   ROBERT A. TEITSWORTH                Director               March 28, 1996
----------------------------------
   Robert A. Teitsworth

     EUGENE R. WHITE                   Director               March 28, 1996
----------------------------------
     Eugene R. White

      JAMES D. WOODS                   Director               March 28, 1996
----------------------------------
      James D. Woods

(c) EXHIBITS

   *3.1  Amended and Restated Articles of Incorporation of Varco.

    3.2 Bylaws of Varco, incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Varco's Registration Statement on Form S-1, Registration
         No. 33-40191.

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

    4.4  Waiver, dated as of March 8, 1995, to Note Agreement included as
         Exhibit 4.1 hereto incorporated by reference to Exhibit 4.4 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

   *4.5 Waiver and Third Amendment to Note Agreement, dated as of March 8, 1995, to Note Agreement included as Exhibit 4.1 hereto.

    4.6 Credit Agreement, dated as of February 25, 1993 among Varco International, Inc., Citicorp USA, Inc. and Citibank, N.A., incorporated by reference to Exhibit 4.5 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

    4.7 First Amendment dated as of August 3, 1993 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit 4 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1993.

    4.8 Second Amendment dated as of September 23, 1993 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit
         4.6 to Varco's annual report on Form 10-K for the year ended December 31, 1993.

    4.9 Third Amendment dated as of December 1, 1993 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit
         4.7 to Varco's annual report on Form 10-K for the year ended December 31, 1993.

   4.10 Fourth Amendment dated as of May 12, 1994 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit 4 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1994.

   4.11 Fifth Amendment dated as of October 31, 1994 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to
         Exhibit 4.10 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

  *4.12  Sixth Amendment dated as of March 17, 1995 to Credit
         Agreement included as Exhibit 4.6 hereto.

  *4.13 Seventh Amendment dated as of December 31, 1995 to Credit Agreement included as Exhibit 4.6 hereto.

  10.1+ Varco International, Inc. Non-Qualified Stock Option Plan, as amended, incorporated by reference to Exhibit 14.4 to Post-Effective Amendment No. 4 to Varco's Registration Statement on Form S-8, Registration No. 2-66830.

  10.2+ The Varco 1980 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Varco's Registration Statement on Form S-8, Registration No. 2-66830.

  10.3+ Amendment to Varco 1980 Stock Option Plan, incorporated by reference to
        Exhibit 10.2 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1984.

  10.4+ The Varco 1982 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 19.3 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1982.

  10.5+ Varco International, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

  10.6+ Varco International, Inc. Stock Bonus Plan, incorporated by reference to
        Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1985.

 *10.7+ Amendment to Varco International, Inc. Stock Bonus Plan included as
        Exhibit 10.6 hereto.

  10.8  Lease dated March 7, 1975, as amended, incorporated by reference to
        Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1981, and agreement with respect thereto dated as of January 1, 1982, incorporated by reference to Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1982.

  10.9  Agreement dated as of January 1, 1984, with respect to Lease included as
        Exhibit 10.8 hereto, incorporated by reference to Exhibit 10.13 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

 10.10 Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8 hereto, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

 10.11 Agreement dated as of April 12, 1985 to Lease included as Exhibit 10.8 hereto., incorporated by reference to Exhibit 10.2 to Varco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985.

*10.12 Amendment dated as of January 11, 1995 to Lease included as Exhibit 10.8 hereto.

 10.13 Agreement dated as of June 11, 1981, among W.B. Reinhold, B. Reinhold, Jr., Charlotte

        Reinhold Lorenz, Baldwin Terry Reinhold and Leo J. Pircher, incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Varco's Registration Statement on Form S-1, Registration No. 33-9341.

 10.14 Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California, incorporated by reference to
        Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1988.

*10.15  First amendment dated as of January 11, 1995 to Lease included as
        Exhibit 10.14 hereto.

 10.16 Asset Purchase Agreement between Varco International, Inc. and Baker Hughes Incorporated dated as of August 10, 1988, incorporated by reference to Exhibit 2.0 to Varco's Form 8-K dated September 29, 1988.

 10.17+ The Varco International Inc. 1990 Stock Option Plan, incorporated by reference to Exhibit 10.0 to Varco's Form 10-Q for the quarter ended March 31, 1990.

 10.18+ Varco 1980 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 28 to Varco's Registration Statement on Form S-8, Registration No. 33-36841.

*10.19+ Amendment to the Varco 1980 Employee Stock Purchase Plan included as
        Exhibit 10.18 hereto.

 10.20 Amended and Restated Asset Purchase Agreement, dated as of August 1, 1990 by and between Varco and Baker Hughes Incorporated, incorporated by reference to Exhibit 2 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1990.

 10.21+ Varco International Inc. Management Incentive Bonus Plan incorporated by reference to Exhibit 10.22 to Varco's annual report on Form 10-K for the year ended December 31, 1990.

 10.22 Asset Purchase Agreement, dated as of April 10, 1992, by and between Varco International, Inc. and Baroid Corporation, incorporated by reference to Exhibit 2 to Varco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

 10.23 Amendments dated May 28, 1992, June 30, 1992, July 15, 1992 and two amendments dated July 16, 1992 to Asset Purchase Agreement included as
        Exhibit 10.22 hereto, incorporated by reference to Exhibit 2.1 to Varco's Current Report on Form 8-K dated July 17, 1992.

*10.24+ The Varco International Inc. 1994 Directors' Stock Option Plan.

 10.25+ The Varco International, Inc. Director Savings Plan incorporated by reference to Exhibit 10.23 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

 10.26+ The Varco International, Inc. Executive Management Savings Plan incorporated by reference to Exhibit 10.24 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

   *11  Statement re computation of per share earnings.

   *12  Statement re computation of ratios.

   *13 1995 Annual Report to Shareholders, to the extent expressly incorporated by reference in this Report on Form 10-K. Such Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith .

   *21  Subsidiaries of Varco.

   *23  Consent of Independent Auditors.

   *27  Financial Data Schedule


 *Filed herewith
 +Management contract, compensation plan or arrangement.