Form 10-Q
period 1996-03-31
VARCO INTERNATIONAL INC
filed 1996-04-26
CIK 102993

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

                                 30,231,786

       (Number of shares of Common Stock outstanding at March 31, 1996)

                         PART I-FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

     Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1996, filed as Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

     ADJUSTMENTS. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

     NET INCOME PER SHARE. Net income per share is based upon an average of 30,728,000 and 33,592,000 shares outstanding for the three months ended March 31, 1996, and 1995 respectively.

     INVENTORIES. The Company estimates the components of inventory at March 31, 1996, and December 31, 1995, to be as follows:

                        MARCH 31, 1996    DECEMBER 31, 1995
                        ---------------   ------------------

   Raw Materials          $  6,310,000         $  5,480,000
   Work in Process          26,823,000           18,061,000
   Finished Goods           63,097,000           61,052,000
   LIFO Reserves           (14,145,000)         (13,761,000)
                          ------------         ------------
                          $ 82,085,000         $ 70,832,000
                          ============         ============

     FIXED ASSETS. Fixed assets are stated net of accumulated depreciation of $62,484,000 at March 31, 1996, and $60,625,000 at December 31, 1995.

     COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL. On March 31, 1996, the Company's Common Stock account was $20,600,000 and Additional Paid-In-Capital accounts were $104,491,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Pursuant to General Instruction D to Form 10-Q, Management's
Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1996, filed as Exhibit 19 hereto, is incorporated herein by reference.

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

     The Note Agreement prohibits any "Restricted Payment" subsequent to July 17, 1992 unless after giving effect thereto, (i) the aggregate amount of all Restricted Payments subsequent to such date would not exceed $5,000,000 plus the cumulative sum of 50% of the Company's consolidated net income (or minus 100% in the case of a deficit) subsequent to March 31, 1992 and (ii) the Company could incur at least $1.00 of additional indebtedness under the Note Agreement covenant limiting indebtedness. The term "Restricted Payment" includes (a) any dividend (other than dividends payable in shares of capital stock) or other distributions on any shares of capital stock of the Company;
(b) any purchase, redemption or other acquisition of any shares of the capital stock of the Company or any rights or options to purchase or acquire such shares; and ( c) any "Restricted Investment", which is generally defined as any investment other than an investment in a subsidiary of the Company or an investment in certain designated government or rated securities. In addition, the Company may purchase, redeem or otherwise acquire shares of its capital stock or make Restricted Investments from the net cash proceeds of the substantially concurrent sales of shares of capital stock or from the sale of securities convertible into such shares upon conversion.

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

     On February 25, 1993 the Company entered into an unsecured revolving credit agreement with Citicorp USA, Inc. and Citibank, N.A. (as amended, the "Credit Agreement"). Effective as of March 17, 1995 the Credit Agreement was amended to
(1) extend the maturity date from March 31, 1996 to October 31, 1998; (2) increase the total maximum facility from $20.0 to $35.0 million, consisting of a loan facility of $25.0 million in and a letter of credit facility of $10.0 million; and (3) to amend certain convenants to permit the Tender Offer and to take into account the effect of the consummation of the Tender Offer on certain financial rations.

     Under the terms of the Credit Agreement, the amount available for the payment of dividends on, and repurchases of, Common Stock is limited to 25% of the Company's consolidated net income arising after January 1, 1992, computed on a cumulative basis. In addition, pursuant to the December 31, 1995 amendment to the Credit Agreement discussed above, the Company may repurchase at any time prior to December 31, 1996 shares of its Common Stock for an aggregate cost not exceeding $50.0 million, including shares purchased pursuant to the Tender Offer. The Company may also purchase or otherwise acquire shares of Common Stock from the proceeds of othe substantially concurrent sale of shares of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     11 Statement re computation of per share earnings for the three months ended March 31, 1996 and 1995.

     19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1996.

     27  Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VARCO INTERNATIONAL, INC.



DATE: APRIL 25, 1996                         BY: /s/ RICHARD A. KERTSON
                                                 ----------------------
                                                 VICE PRESIDENT-FINANCE
                                                 AND CHIEF FINANCIAL OFFICER



DATE: APRIL 25, 1996                         BY: /s/ DONALD L. STICHLER
                                                 ----------------------
                                                 CONTROLLER-TREASURER

                                 EXHIBIT INDEX



11 Statement re computation of per share earnings for the three months ended March 31, 1996 and 1995.


19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1996.

27  Financial Data Schedule.