Form 10-Q/A
VARCO INTERNATIONAL INC
filed 1996-05-20
CIK 102993

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                              AMENDMENT NO. 1 TO

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

                           PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits



     19 Amended Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1996.


     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VARCO INTERNATIONAL, INC.



DATE: MAY 20, 1996                            BY: /s/ RICHARD A. KERTSON
                                                 ----------------------
                                                 VICE PRESIDENT-FINANCE
                                                 AND CHIEF FINANCIAL OFFICER



DATE: MAY 20, 1996                            BY: /s/ DONALD L. STICHLER
                                                 ----------------------
                                                 CONTROLLER-TREASURER

                                 EXHIBIT INDEX



19 Amended Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1996.