Form 10-Q
period 1996-06-30
VARCO INTERNATIONAL INC
filed 1996-08-13
CIK 102993

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1996

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
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

                                  31,401,951

        (Number of shares of Common Stock outstanding at August 1, 1996)

                          PART I-FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS.

     Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1996, filed as Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

     ADJUSTMENTS. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

     NET INCOME PER SHARE. Net income per share is based upon an average 31,184,899 and 32,534,974 shares outstanding for the six months ended June 30, 1996, and 1995 respectively, and upon an average of 31,447,509 and 31,482,199 shares outstanding for the three months ended June 30, 1996 and 1995 respectively.

     INVENTORIES. The Company estimates the components of inventory at June 30, 1996, and December 31, 1995, to be as follows:

                     JUNE 30, 1996    DECEMBER 31, 1995
                     --------------   ------------------

Raw Materials         $  5,857,000         $  5,480,000
Work in Process         19,778,000           18,061,000
Finished Goods          70,878,000           59,426,000
LIFO Reserves          (13,952,000)         (13,761,000)
                      ------------         ------------
                      $ 82,561,000         $ 69,206,000
                      ============         ============

     FIXED ASSETS. Fixed assets are stated net of accumulated depreciation of $51,048,000 at June 30, 1996, and $48,376,000 at December 31, 1995.

     COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL. On June 30, 1996, the Company Common Stock account was $21,766,000 and Additional Paid-In-Capital accounts were $119,417,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1996, filed as Exhibit 19 hereto, is incorporated herein by reference.

                           PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On May 29, 1996 the Company completed the sale of 989,406 shares of its Common Stock at a price to the public of $15.875 per share.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of Shareholders of the Company was held on May 16, 1996.

     (c) Matters voted upon at the 1996 Annual Meeting of Shareholders of the Company.

      1. Election of Directors


NAME                VOTES FOR     VOTES WITHHELD
- -------------      -----------    --------------
G. Boyadjieff       27,169,002        59,704
T. Embry            27,160,649        68,057
A. Horn             27,167,192        61,514
M. Jacques          27,144,465        84,241
J. Knowlton         27,168,792        59,914
L. Pircher          27,167,992        60,714
W. Reinhold         27,167,992        60,714
C. Suggs            27,167,202        61,504
R. Teitsworth       27,168,792        59,914
E. White            27,168,992        59,714
J. Woods            27,168,319        60,387

     2. Proposal to approve certain amendments to the Company's 1990 Stock Option Plan.


   VOTES FOR             VOTES AGAINST       ABSTENTIONS       NON-VOTES
   ----------            -------------       -----------       ---------
   21,228,131              1,260,119           90,463          4,649,993

     3. Proposal to ratify Ernst & Young LLP as the independent auditors of the Company.


         VOTES FOR             VOTES AGAINST       ABSTENTIONS
         ----------            -------------       -----------
         27,176,009               28,249             24,448

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10       Varco 1990 Stock Option Plan Amendments.

     11 Statement re computation of per share earnings for the three months ended June 30, 1996 and 1995.

     19 Varco International, Inc. Second Quarter Report to Shareholders, Three Months Ended June 30, 1996.

     27.1     Financial Data Schedule, June 30, 1996

     27.2     Restated Financial Data Schedule, March 31, 1996

     27.3     Restated Financial Data Schedule, December 31, 1995

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VARCO INTERNATIONAL, INC.



Date: August 12, 1996                 By:/s/Richard A. Kertson
                                         --------------------------------------
                                         Vice President-Finance
                                         and Chief Financial Officer




Date: August 12, 1996                 By:/s/Donald L. Stichler
                                         --------------------------------------
                                         Controller-Treasurer
                                         and Secretary

                                 EXHIBIT INDEX

     10       Varco 1990 Stock Option Plan Amendments.

     11 Statement re computation of per share earnings for the three months ended June 30, 1996 and 1995.

     19 Varco International, Inc. Second Quarter Report to Shareholders, Three Months Ended June 30, 1996.

     27.1     Financial Data Schedule, June 30, 1996

     27.2     Restated Financial Data Schedule, March 31, 1996

     27.3     Restated Financial Data Schedule, December 31, 1995