Form 10-Q
period 1996-09-30
VARCO INTERNATIONAL INC
filed 1996-11-13
CIK 102993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________to________________
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

                                  31,575,713
      (Number of shares of Common Stock outstanding at October 31, 1996)

                         PART I-FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

          Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1996, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

          ADJUSTMENTS. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

          NET INCOME PER SHARE. Net income per share is based upon an average of 31,488,163 and 33,910,939 shares outstanding for the nine months ended September 30, 1996, and 1995 respectively, and upon an average of 32,118,119 and 30,640,435 shares outstanding for the three months ended September 30, 1996 and 1995 respectively.

          INVENTORIES. The Company estimates the components of inventory at September 30, 1996, and December 31, 1995, to be as follows:


                      SEPTEMBER 30, 1996    DECEMBER 31, 1995
                      -------------------   ------------------

 Raw Materials            $  5,666,000         $  5,480,000
 Work in Process            20,663,000           18,061,000
 Finished Goods             72,185,000           59,426,000
 LIFO Reserves             (14,005,000)         (13,761,000)
                          ------------         ------------
                          $ 84,509,000         $ 69,206,000
                          ============         ============

          FIXED ASSETS. Fixed assets are stated net of accumulated depreciation of $52,802,000 at September 30, 1996, and $48,376,000 at December 31, 1995.

          COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL. On September 30, 1996, the Company Common Stock account was $21,775,000 and Additional Paid-In-Capital accounts were $119,467,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1996, filed as Exhibit 19 hereto, is incorporated herein by reference.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


               11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1996 and 1995.


               19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1996.

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



                                       VARCO INTERNATIONAL, INC.



DATE: NOVEMBER 12, 1996                    BY: /s/ RICHARD A. KERTSON
                                               ---------------------------
                                               VICE PRESIDENT-FINANCE
                                               AND CHIEF FINANCIAL OFFICER



DATE: NOVEMBER 12, 1996                    BY: /s/ DONALD L. STICHLER
                                               ---------------------------
                                               CONTROLLER-TREASURER
                                               AND SECRETARY

                                 EXHIBIT INDEX


     11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1996 and 1995.

     19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1996.

     27   Financial Data Schedule