Form 10-K
period 1996-12-31
VARCO INTERNATIONAL INC
filed 1997-03-28
CIK 102993

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________
                            Commission file number 1-8158


                           VARCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          California                                  95-0472620
(state or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

   743 North Eckhoff Street,                            92868
      Orange, California                              (Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code:  (714) 978-1900

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
     Title of each class                    on which registered
     -------------------                   -----------------------
     Common Stock                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                              ----         ----


   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    As of February 28, 1997, 31,614,016 shares of common stock were outstanding. The aggregate market value of the common stock on such date (based upon the closing price of such shares on the New York Stock Exchange) held by persons other than affiliates of registrant was approximately $679.8 million; the basis of this calculation does not constitute a determination by the registrant that such persons are affiliates, as defined in Rule 405.

                      Documents Incorporated by Reference

Part II, Items 5,6,7 and 8          The Company's Annual Report to Shareholders
                                      for the year ended December 31, 1996.

Part III, Items 10,11,12 and 13     The Company's definitive Proxy Statement
                                    for the Annual Meeting of Shareholders to be held on May 20, 1997 to be filed with the Commission not later than April 30, 1997.

ITEM 1. Business

Introduction

    Varco was founded in 1908 and incorporated under the laws of the State of California in 1911. Varco and its subsidiaries are engaged in the design, manufacture, sale and rental of drilling tools, equipment and integrated systems and rig instrumentation used for oil and gas drilling worldwide.

    The Company's principal products are drilling equipment, drilling rig instrumentation, pressure control and motion compensation equipment and solids control equipment. Drilling equipment includes integrated systems for rotating and handling the various sizes and types of pipe utilized on a drilling rig ("drilling systems") and specific purpose pipe handling tools, hoisting equipment and rotary equipment ("oil tools"). Drilling systems are manufactured and sold by the Varco Drilling Systems Division while oil tools are manufactured and sold by the Varco BJ Oil Tools Division. Drilling rig instrumentation products are manufactured, sold and rented by the Martin-Decker/TOTCO Instrumentation Division. Pressure control and motion compensation equipment are manufactured and sold by the Shaffer Division. Solids control equipment and systems are sold by the Thule Rigtech Division.

    The following table sets forth the contribution to the Company's total revenues of its five Divisions:


                            Year Ended December 31,
                           ------------------------
                                           1996       1995      1994
                                         -----------------------------
                                                (in thousands)
Varco Drilling Systems                   $117,658   $101,440   $74,405
Varco BJ Oil Tools                         53,830     41,663    41,309
Martin-Decker/TOTCO Instrumentation        62,227     58,013    54,176
Shaffer                                   123,846     60,925    50,900
Thule Rigtech                               9,419     10,310       653

    Sales of the Company's products depend on the level of construction of new drilling rigs and the replacement and upgrading of equipment for existing rigs, particularly for offshore rigs and intermediate to deep land rigs (rigs designed for drilling in excess of 8,000 feet). The level of construction of drilling rigs and the rate at which equipment on existing rigs is replaced or upgraded depends, in substantial part, on the level of worldwide exploration and development drilling activity. Rental revenue, which is generated predominately by the Martin-Decker/TOTCO Instrumentation Division, is directly related to the level of drilling activity, particularly in the U.S. and Canada. Sales of equipment and sales and rentals of instrumentation products have also depended on the design, development and successful introduction of new products for the drilling industry. Equipment and instrumentation are also sold to existing rigs for use as spare or replacement parts.

    The level of worldwide drilling activity can be influenced by numerous factors, including economic and political conditions, the prices of oil and gas, finding and development costs of oil companies, development of alternative energy sources, availability of equipment and materials, availability of new onshore and offshore acreage or concessions, and new and continued governmental regulations regarding environmental protection, taxation, price controls and product allocations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


The Drilling Process

    An oil or gas well is drilled by a bit attached to the end of the drill stem which is made up of 30-foot lengths of drill pipe joined by threaded connections known as "tool joints." Heavy drill collars at the bottom of the drill stem put weight on the bit. Using the conventional rotary drilling method, the drill stem is turned from the rotary table in the floor of the drilling rig by torque applied to the "kelly" (a square or hexagonal section of pipe located at the top of the drill stem) by means of the master bushing and kelly bushing. During the drilling process heavy fluids ("drilling mud") are pumped down through the drill stem and forced out through the bit. The drilling mud returns to the surface through the hole area surrounding the drill stem, carrying with it the cuttings drilled out by the bit. The cuttings are removed from the mud by a filtering system and the mud is continuously recirculated back into the hole. The drilling mud also serves to contain pressure surges ("kicks") that may intrude into the formation.

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

     In 1995 the TDS-9S was introduced. It is powered by dual AC motors, is reduced in length and rides on a separately installed torque tube. For these reasons it is especially well suited to the conventional land rig market, where portability is critical. It is designed for ease of installation in existing derricks, can be rigged up and rigged down in a matter of hours, and is easily transported from one location to another. Twelve TDS-9S units were shipped in 1996.

     Pipe racking systems are used to handle drill pipe, casing and other types of pipe (collectively "tubulars") on a drilling rig. Vertical pipe racking systems move drill pipe and casing between the well and a storage ("racking") area on the rig floor. Horizontal racking systems are used to handle tubulars while stored horizontally (for example, on the pipe deck of an offshore rig) and transport it up to the rig floor and raise it to a vertical position from which it may be passed to a vertical racking system.

     Mechanical vertical pipe racking systems include those developed and sold by BJ Machinery prior to its acquisition by Varco in 1988. Such systems reduce, but do not eliminate, the manual effort involved in pipe handling. The Pipe Handling Machine ("PHM"), introduced by Varco in 1985, provides a fully automated mechanism for handling and racking of drill pipe and drill collars during drilling and tripping operations. It incorporates the spinning and torquing functions of the Automated Roughneck with the automatic hoisting and racking of disconnected sections of pipe. These functions are integrated via computer controlled sequencing, and the Pipe Handling Machine is operated by a person in an environmentally secure cabin.

     The Automated Roughneck is an automated version of the Iron Roughneck(R), which was originally introduced by Varco in 1976. It is a microprocessor controlled device which automatically performs the torquing and spinning functions required to connect and disconnect sections of drill pipe during drilling and tripping operations, as well as during the setting of casing.

     The Pipe Racking System ("PRS") is a semi-automated vertical pipe racking system which has evolved from the "Star" system to which the Company acquired the rights in 1990. When used in conjunction with an Automated Roughneck, it provides an alternative to the more fully automated PHM. Like the PHM, it is operated remotely from the driller's cabin by a single operator, but it requires more operator intervention. Its design makes it more easily adapted to a land rig or for retrofitting to an existing offshore rig.

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

     Varco BJ Oil Tools expanded its casing spider line in 1994 with the introduction of the Flush Mounted Spider ("FMS 375") It is designed to improve safety and efficiency during casing operations, by eliminating scaffolding which otherwise must be used as a raised work platform for the rig crew.

     During 1996 the Varco BJ Oil Tools product line was further expanded with the introduction of the BX Hydraulic Elevator and the PS 21 Hydraulic Power Slip. The BX Hydraulic Elevator increases safety and eliminates the normal rig complement of several different types and sizes of elevators through the use of removable bushings. The PS 21 Power Slip improves both safety and rig efficiency by permitting the handling of all sizes and types of tubulars with a single tool and by incorporating the FMS concept. During 1996 13 BX elevators and 13 PS 21s were delivered to customers.

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


Martin-Decker/TOTCO Instrumentation

The Martin-Decker/TOTCO Instrumentation Division designs, manufactures and sells or rents hydraulic and electronic instrumentation and control systems, primarily for use in oil and gas well drilling operations; and, to a lesser extent, provides instrumentation to certain general industrial markets and for use in non-drilling related oilfield applications.

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

    The driller relies on certain instruments to provide information critical to the operation of the drilling rig. At a minimum, this information includes the status of such basic data as weight-on-bit, rotary RPM, rotary torque, hook load, rate of penetration, mud pit volume, and mud flow. The indicators which display this data are generally contained in a common housing called a drilling console. A drilling console may range in sophistication from a collection of analog gauges to a microprocessor based system such as the Martin-Decker/TOTCO "Spectrum 1000".

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

    In 1992, the Company licensed from the Sedco Forex Division of Schlumberger Limited the rights to develop, manufacture and market the MDS/TM/ System, an advanced computer-based drilling information and alarm system which is integrated with TOTAL. Its software programs incorporate the knowledge and experience of drilling personnel and engineers to provide critical information in a user-friendly format.

    In addition to MDS/TM/, a number of additional analytical capabilities have been developed for the TOTAL System. Drill-Off, a computerized drilling optimization program was jointly developed by Martin-Decker/TOTCO and Exxon. An agreement with Schlumberger's Anadril Division, authorizing MD/TOTCO to manufacture and market a sophisticated kick detection system known as Kick-Alert SM was finalized in 1993. A joint effort by Martin-Decker/TOTCO and British Petroleum to incorporate a software program known as Early Kick Detection (EKD) on the TOTAL system was completed in 1995. An exclusive Worldwide Marketing agreement with Logware, Inc. to market a Windows/TM/ based drilling information system was completed in 1993.

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

    In August 1993, the Company acquired all the outstanding shares of Metrox, Inc., a manufacturer of strain gauge systems. The acquisition of strain gauge technology provides further penetration into the industrial crane and weight monitoring markets as well as enhancing the overall Martin-Decker/TOTCO sensor technology. Strain gauge sensors provide an extremely precise measurement of many parameters critical to the drilling operations.

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


Shaffer

          The Shaffer Division designs, manufactures, sells and distributes pressure control equipment, (including ram blowout preventers, annular or spherical blowout preventers and rotating blowout preventers); blowout preventer control systems; and motion compensation systems (including riser tensioners, drillstring compensators and crown mounted compensators).

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

     Shaffer expanded its BOP line in 1995 with the introduction of a system for achieving Pressure Control While Drilling (PCWD(R)). This new BOP allows normal drilling operations to proceed while controlling pressures up to 2,000 psi, and will operate as a normal Spherical BOP at pressures up to 5,000 psi. During 1996 Shaffer sold two PCWD units and rented two additional units.

     Shaffer sells BOP control systems under the registered trademark Koomey(R). The Koomey control system is hydraulically actuated and is used to remotely operate BOPs and associated valves for both land systems and offshore systems.

     Shaffer sells motion compensation equipment under the registered trademark Rucker(R). Motion compensation equipment stabilizes the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. Shaffer also manufactures tensioners which provide continuous reliable axial tension to the marine riser pipe and guide lines on floating drilling rigs, tension leg platforms and jack-up rigs. An important product extension in 1996 was the Riser Recoil System, which provides a safe disconnect when the floating rig encounters an unanticipated need to leave location.

     Shaffer also manufactures and sells flowline devices, primarily Best(TM) chokes, used in the production phase of the oil and gas industry. These chokes are designed for both topside-platform and subsea production, for both standard service and sulfur (H2S) service. Prior to 1993, these chokes were manufactured and sold by Varco BJ Oil Tools.

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

Research and New Product Development

    Varco believes that it is a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling process, and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Varco's significant product developments have included the safety spinning wrench, the torque wrench, the spring slip, pneumatically operated casing elevators and spiders, the Automated Roughneck, the Top Drive Drilling System, the Pipe Handling Machine and the TOTAL system. At December 31, 1996 the Company employed 236 persons on its engineering and design staffs who were principally engaged in research and development. Total expenditures for research and development were $14.3 million in 1996, $13.2 million in 1995 and $11.4 million in 1994.

    As of December 31, 1996 the Company held 198 United States patents and had 9 patent applications pending. Expiration dates of such patents range from 1997 to 2013. As of such date the Company also had 144 foreign patents and 48 patent applications pending relating to inventions covered by the United States patents. The preceding include patent rights received in connection with the BJ Machinery, Martin-Decker, TOTCO and Shaffer acquisitions. There are no assurances that patents will be granted in response to pending applications.

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


    See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


International Operations

    The Company's products are sold for use in approximately 93 countries by United States customers operating in the United States and abroad, as well as by foreign customers such as privately-owned corporations and national oil companies. The Company includes as an international sale any sale where the product is designated for use other than in the United States. Revenues from products sold for use outside the United States accounted for approximately 67%, 69% and 68% of the Company's total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. For further information regarding the Company's worldwide operations and international sales and rentals, see Note J of Notes to Consolidated Financial Statements.

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


Sales and Distribution

    To facilitate the distribution of its drilling equipment and pressure control products, the Company maintains domestic sales and service facilities in California, Louisiana, Oklahoma, Texas and Wyoming. The rental of drilling rig instrumentation requires local availability of equipment, transportation of the equipment to the rig site and installation by qualified personnel. To service this market, the Company maintains Martin-Decker/TOTCO Instrumentation sales and service facilities in 14 states, including those mentioned above, as well as 3 locations in Canada. Internationally, the Company maintains offices in Abu Dhabi, Brazil, China, Holland, Moscow, Norway, Scotland, Singapore and Venezuela. The Company employs independent agents in Mexico, South America, Europe, the Middle East, the Far East and Asia, the South Pacific and in parts of the United States.

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

    During 1996 sales to a single customer, Diamond Offshore Drilling Inc., amounted to $45,228,000, 12.3% of total revenues. There were no sales to a single customer in 1995 and 1994 in excess of 10% of total sales.


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

    The backlog of unshipped orders was approximately as follows on the dates indicated:

                                                    December 31,
                                           ----------------------------
                                             1996      1995      1994
                                           --------   -------   -------
(in thousands)
  Varco Drilling Systems                   $ 50,913   $30,849   $36,770
  Varco BJ Oil Tools                          9,625     7,147     6,558
  Martin-Decker/TOTCO Instrumentation         6,258     4,535     4,581
  Shaffer                                   119,611    31,918     3,882
  Thule Rigtech                                 465       915       984
                                           --------   -------   -------
     Total                                 $186,872   $75,364   $52,775
                                           ========   =======   =======

    Orders for new rigs and major upgrades generally include the Company's longer lead-time products. Therefore, the average lead-time of the products included in the December 31, 1996 backlog is longer than in prior years. The Company expects that substantially all of the backlog will be shipped by December 31, 1997, with approximately 40% to 45% being shipped subsequent to June 30, 1997.


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

    Varco's principal competitor with respect to most Drilling Systems products is Maritime Hydraulics A/S, a Norwegian company. Other competitors with respect to the Top Drive Drilling System include National-Oilwell, A/S Hydralift, another Norwegian company which acquired the rights to the product previously marketed by ACB offshore, a French company and Tesco Corporation, a Canadian company that competes principally in the land Top Drive market against Drilling Systems new TDS-9S. Since its introduction in 1982 and as of December 31, 1996, Varco had sold and delivered 495 Top Drive Drilling Systems, and the Company believes that its competitors had sold and delivered less than 200 systems during the same time period.

    Varco's most significant domestic competitors with respect to oil tools include Phoenix Energy Services, DenCon Oil Tools and Weatherford International, Inc. In foreign markets Varco experiences competition from most of its domestic competitors and from foreign companies as well.

    Martin-Decker/TOTCO Instrumentation competes, in the domestic rental market, with the Swaco Geolograph Division of Smith International, Inc., Petron Industries Inc. and Adair Supply Inc. In domestic product sales, the competition consists of Wagner International Inc., Atlas Company and a number of smaller regional companies. In the international market it competes with these same companies along with such foreign competitors as Rigserv, a United Kingdom company, and Hitec A/S, a Norwegian company.

    Shaffer competes, in the BOP and related controls market, with Cooper Cameron Corporation and Hydril

Company, a privately held company. Shaffer's principal competitor with respect to motion compensation equipment is Maritime Hydraulics A/S.

    Thule Rigtech competes in the solids control equipment market principally with Derrick Manufacturing Inc. and Brandt/EPI, a division of Tuboscope Vetco International Corporation.

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


Employees

    At December 31, 1996 the Company had a total of 1,936 employees (of which 220 were temporary employees). Of such employees, 458 employees were engaged in sales and marketing, 236 employees were engaged in engineering and design, 132 employees were engaged in administrative or clerical capacities, and 1,110 were engaged in manufacturing. The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

                                   MANAGEMENT

Executive Officers of the Registrant

  The executive officers of Varco are as follows:

         NAME            AGE     POSITION
--------------------------------------------------------------------------------------
Walter B. Reinhold        72     Chairman of the Board and Director
George Boyadjieff         58     President, Chief Executive Officer and Director
Richard A. Kertson        57     Vice President-Finance and Chief Financial Officer
Donald L. Stichler        53     Controller-Treasurer and Chief Accounting Officer and
                                         Secretary
Marshall Bailey           49     Vice President and Managing Director-Rig Technology
Robert J. Gondek          53     Vice President and President - Martin-Decker/TOTCO
                                    Instrumentation
Mark A. Merit             39     Vice President and President - Shaffer
Roger D. Morgan           53     Vice President and President - Varco Drilling Systems
Michael W. Sutherlin      50     Vice President and President - Varco BJ Oil Tools

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

    Mr. Stichler was elected Controller-Treasurer in May 1984, Secretary in May 1994 and Chief Accounting Officer in May 1995. He served as Corporate Controller from December 1982 to May 1984. He served as Manager of Accounting and Taxation from 1981, when he joined the Company.

    Mr. Bailey was elected Vice President of the Company and Managing Director of Rig Technology in May 1995. Mr. Bailey was the Managing Director and principal Shareholder of Rig Technology Limited from 1988 until 1994 when it was acquired by the Company.

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

    The Orange Facility occupies approximately nine acres in Orange County, California which are leased under a long-term lease. The Orange Facility includes three manufacturing/warehouse buildings comprising a total of approximately 135,000 square feet and a four-story high-rise facility with automatic storage and retrieval capabilities. The Orange Facility is currently leased from certain officers, shareholders, and directors of the Company and affiliated trusts. This facility is the primary manufacturing location for the Varco Drilling Systems Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was approximately 95% of capacity in 1996 as compared to 95% and 70% of capacity in 1995 and 1994 respectively.

    The Etten-Leur Facility consists of approximately 73,000 square feet of manufacturing and warehousing space and approximately 12,900 square feet of office space on approximately six acres of land. This facility is the primary manufacturing location for the Varco BJ Oil Tools Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was near capacity in 1996 as compared to 80% of capacity in 1995 and 75% of capacity in 1994.

    The Martin-Decker/TOTCO Instrumentation products are manufactured at the Cedar Park Facility. The Company leased this facility from Cooper Industries, Inc. until 1995 when the Company purchased this facility for approximately $3.6 million. The Cedar Park Facility consists of approximately 200,000 square feet of manufacturing and warehousing space and approximately 33,000 square feet of office space located on approximately 40 acres. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was approximately 95% of capacity during each of the three years ended December 31, 1996.

    The Shaffer Division's products are manufactured at the Shaffer Facility, which consists of approximately 270,000 square feet of manufacturing and warehousing space and approximately 73,000 square feet of office space located on approximately 34 acres. In addition, certain products of the Varco BJ Oil Tools Division are manufactured at this facility. The Shaffer facility has been operated by the Company since the acquisition of Shaffer on July 17, 1992. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility for 1996 was in excess of a two shift operation as compared to 80% in 1995 and 70% in 1994. In February 1997, Shaffer purchased all the assets of a Houston machine shop operation and simultaneously entered into a five-year lease for the related 80,000 square foot manufacturing facility. Shaffer began operation of the facility in March 1997.

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

    The Company owns sales and service facilities in Oklahoma, Wyoming, Scotland and Singapore and leases approximately 29 such facilities throughout the United States in addition to facilities in Canada, Mexico and Venezuela.


ITEM 3.   LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Varco or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information concerning the market for the Registrant's Common Stock and related stockholder matters contained under the captions "Price Range of Varco Common Stock," "Dividend Policy" and "Common Stock" on page 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is hereby incorporated by reference.

    During the fiscal year ended December 31, 1996 there were no sales of equity securities of the Registrant by the Registrant which were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

    The selected financial information set forth under the caption "Five Year Financial and Operating Highlights" on page 18 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 24 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is hereby incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is hereby incorporated by reference to pages 25 through 38 of the

Registrant's Annual Report to Shareholders for the year ended December 31, 1996. The Report of Independent Auditors is included in Item 14(d).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is hereby incorporated by reference to the information set forth under the sub captions "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1997, except that information concerning the Executive Officers of the Registrant is contained in Item 1 under the caption "Executive Officers of the Registrant."


ITEM 11.   EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference to the information set forth under the sub captions "Compensation and Stock Option Information" and "Compensation Committee Interlocks and Insider
Participation" under the caption "EXECUTIVE COMPENSATION" and under the subcaption "Director Compensation" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1997.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference to the information set forth under the caption "BENEFICIAL OWNERSHIP OF VARCO SECURITIES" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1997.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference to the information set forth under the caption "CERTAIN TRANSACTIONS AND RELATIONSHIPS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1997.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K


(a) Financial Statements and Schedules

    The following consolidated financial statements of Varco International, Inc. and subsidiaries, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:


                                                                                          Page in
                                                                                           Annual
                                                                                           Report
                                                                                           ------
    Consolidated Balance Sheets-as of December 31, 1996 and 1995............................   25
    Consolidated Statements of Income-Years ended December 31, 1996, 1995 and 1994..........   26
    Consolidated Statements of Shareholders' Equity-Years ended December 31, 1996,
       1995 and 1994........................................................................   27
    Consolidated Statements of Cash Flows-Years ended December 31, 1996, 1995 and
       1994.................................................................................   28
    Notes to Consolidated Financial Statements..............................................   29

    The Report of Independent Auditors and the following consolidated financial statement schedule of Varco International, Inc., and subsidiaries are included in Item 14(d):

                                                                                              PAGE
                                                                                              ----
    Report of Independent Auditors.........................................................   23
    Schedule II  - Valuation and Qualifying Accounts.......................................   24

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


(b) Reports on Form 8-K

    Varco filed no reports on Form 8-K during the three months ended December 31, 1996.

(c) Exhibits

    Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a dagger.

    3.1 Amended and Restated Articles of Incorporation of Varco, incorporated by reference to Exhibit 3.1 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

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

    4.3 Waiver and Second Amendment to Note Agreement, dated as of February 25, 1994, to Note Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.4 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

    4.4   Waiver, dated as of March 8, 1995, to Note Agreement included as
          Exhibit 4.1 hereto incorporated by reference to Exhibit 4.4 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

    4.5 Waiver and Third Amendment to Note Agreement, dated as of March 8, 1995, to Note Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.5 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

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

    4.11 Fifth Amendment dated as of October 31, 1994 to Credit Agreement included as Exhibit 4.6 hereto incorporated by reference to Exhibit
          4.10 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

          December 31, 1994

   4.12 Sixth Amendment dated as of March 17, 1995 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to
          Exhibit 4.12 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

   4.13 Seventh Amendment dated as of December 31, 1995 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit
          4.13 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

  10.1+ The Varco 1980 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Varco's Registration Statement on Form S-8, Registration No. 2-66830.

  10.2+ Amendment to Varco 1980 Stock Option Plan included as Exhibit 10.1 hereto, incorporated by reference to Exhibit 10.2 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1984.

 *10.3+   Amendment to Varco 1980 Stock Option Plan included as Exhibit
          10.1  hereto.

  10.4+ The Varco 1982 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 19.3 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1982.

  10.5+   Varco International, Inc. Supplemental Executive Retirement
          Plan, incorporated by reference to Exhibit 10.6 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

 *10.6+ Amendment to Varco International, Inc. Supplemental Executive Retirement Plan included as Exhibit 10.5 hereto.

  10.7+ Varco International, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1985.

  10.8+   Amendment to Varco International, Inc. Stock Bonus Plan included as
          Exhibit 10.7 hereto, incorporated by reference to Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

 *10.9+   Amendment to Varco International, Inc. Stock Bonus Plan included as
          Exhibit 10.7  hereto.

  10.10   Lease dated March 7, 1975, as amended, incorporated by reference to
          Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1981, and agreement with respect thereto dated as of January 1, 1982, incorporated by reference to Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1982.

  10.11 Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.10 hereto, incorporated by reference to Exhibit 10.13 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

  10.12 Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.10 hereto, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

  10.13   Agreement dated as of April 12, 1985 to Lease included as Exhibit
          10.10 hereto, incorporated by reference to Exhibit 10.2 to Varco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985.

  10.14   Amendment dated as of January 11, 1995 to Lease included as Exhibit
          10.10 hereto, incorporated by reference to Exhibit 10.12 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

  10.15 Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1988.

  10.16   First amendment dated as of January 11, 1995 to Lease included as
          Exhibit 10.15 hereto, incorporated by reference to Exhibit 10.15 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

  10.17 Asset Purchase Agreement between Varco International, Inc. and Baker Hughes Incorporated dated as of August 10, 1988, incorporated by reference to Exhibit 2.0 to Varco's Form 8-K dated September 29, 1988.

  10.18+ The Varco International Inc. 1990 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.2 to Varco's Registration Statement on Form S-8, Registration No. 333-21681.

  10.19+ Varco 1980 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 28 to Varco's Registration Statement on Form S-8, Registration No. 33-36841.

  10.20+  Amendment to the Varco 1980 Employee Stock Purchase Plan included as
          Exhibit 10.19 hereto, incorporated by reference to Exhibit 10.19 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

 *10.21+ Amendment to the Varco 1980 Employee Stock Purchase Plan included as Exhibit 10.19 hereto.

 *10.22+  Varco International Inc. Management Incentive Bonus Plan.

  10.23 Asset Purchase Agreement, dated as of April 10, 1992, by and between Varco International, Inc. and Baroid Corporation, incorporated by reference to Exhibit 2 to Varco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

  10.24 Amendments dated May 28, 1992, June 30, 1992, July 15, 1992 and two amendments dated July 16, 1992 to Asset Purchase Agreement included as
          Exhibit 10.23 hereto, incorporated by reference to Exhibit 2.1 to Varco's Current Report on Form 8-K dated July 17, 1992.

  10.25+ The Varco International Inc. 1994 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.24 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

  10.26+ The Varco International, Inc. Director Savings Plan incorporated by reference to Exhibit 10.23 to Varco's annual report on Form 10-K the year ended December 31, 1994.

  10.27+ The Varco International, Inc. Executive Management Savings Plan incorporated by reference to Exhibit 10.24 to Varco's annual report in Form 10-K for the year ended December 31, 1994.

 *11      Statement re computation of per share earnings.

   *12    Statement re computation of ratios.

   *13 1996 Annual Report to Shareholders, to the extent expressly incorporated by reference in this Report on Form 10-K. Such Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith.

   *21    Subsidiaries of Varco.

   *23    Consent of Independent Auditors.

   *27    Financial Data Schedule


--------------
 * Filed herewith
 + Management contract, compensation plan or arrangement.

    As to any security holder of the Registrant requesting a copy of this Form 10-K, the Registrant will furnish copies of any exhibits listed above as filed with this Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibits.

(d) Schedules

    The Report of Independent Auditors and the schedules listed in the Index to Financial Statements and Schedules (Item 14(a)) are filed as part of this Annual Report on Form 10-K.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Varco International, Inc.

We have audited the consolidated balance sheets of Varco International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Orange County, California
February 12, 1997

                  VARCO INTERNATIONAL, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


 Column A                                              Column B             Column C                    Column D         Column E
 --------                                           ----------------------------------------     ---------------     ------------
                                                                           Additions
                                                                  --------------------------

                                                     Balance at    Charged to      Charged to                             Balance
                                                      beginning     costs and           other                           at end of
Description                                           of period      expenses        accounts        Deductions            period
----------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Year ended December 31, 1996:
    Deducted from asset accounts:
      Allowance for doubtful accounts.................   $ 1,585        $  497            $(22)            $  304(1)       $ 1,756
      Allowance for excess and obsolete inventory.....    39,069           (21)                             2,169(2)        36,879
      Reserve for assets held for sale................     4,750           240                                 (6)           4,996
                                                         -------------------------------------------------------------------------
                         TOTALS                          $45,404        $  716            ($22)            $2,467          $43,631
                                                         =========================================================================

Year ended December 31, 1995:
    Deducted from asset accounts:
      Allowance for doubtful accounts.................   $ 1,580        $  223           $  14             $  232(1)       $ 1,585
      Allowance for excess and obsolete inventory.....    41,912           789             440(3)           4,072(2)        39,069
      Reserve for assets held for sale................     4,553           239             (42)                              4,750
                                                         -------------------------------------------------------------------------
                         TOTALS                          $48,045        $1,251           $ 412             $4,304          $45,404
                                                         =========================================================================

Year ended December 31, 1994:
    Deducted from asset accounts:
      Allowance for doubtful accounts.................   $ 1,743        $   34           $ 105             $  302(1)       $ 1,580
      Allowance for excess and obsolete inventory.....    45,133           253             133              3,607(2)        41,912
      Reserve for assets held for sale................     4,207           341               5                               4,553
                                                         -------------------------------------------------------------------------
                         TOTALS                          $51,083        $  628           $ 243             $3,909          $48,045
                                                         =========================================================================


(1)   Uncollectible accounts written off, net of recoveries.
(2)   Obsolete inventories written off.
(3)   Slow moving inventories sold.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VARCO INTERNATIONAL, INC.



                           By GEORGE I. BOYADJIEFF
                           -----------------------
                              George I. Boyadjieff
                              President and Chief
                               Executive Officer
                                 and Director

Dated March 27, 1997
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

GEORGE I. BOYADJIEFF                         President and Chief                 March 27, 1997
--------------------                         Executive Officer
George I. Boyadjieff

Principal Financial Officer:

RICHARD A. KERTSON                           Vice President-                     March 27, 199
------------------                           Finance
Richard A. Kertson

Principal Accounting Officer:

DONALD L. STICHLER                           Controller-Treasurer                March 27, 1997
------------------                           and Secretary
Donald L. Stichler

Other Directors:

WALTER B. REINHOLD                           Director-Chairman                   March 27, 1997
------------------
Walter B. Reinhold

                                             Director                            March 27, 1997
---------------
Talton R. Embry

GEORGE S. DOTSON                             Director                            March 27, 1997
----------------
George S. Dotson

ANDRE R. HORN                                Director                            March 27, 1997
-------------


Andre R. Horn

MAURICE E. JACQUES                           Director                            March 27, 1997
------------------
Maurice E. Jacques

JACK W. KNOWLTON                             Director                            March 27, 1997
----------------
Jack W. Knowlton

LEO J. PIRCHER                               Director                            March 27, 1997
--------------
Leo J. Pircher

CARROLL W. SUGGS                             Director                            March 27, 1997
----------------
Carroll W. Suggs

ROBERT A. TEITSWORTH                         Director                            March 27, 1997
--------------------
Robert A. Teitsworth

EUGENE R. WHITE                              Director                            March 27, 1997
---------------
Eugene R. White

JAMES D. WOODS                               Director                            March 27, 1997
--------------
James D. Woods

                                 EXHIBIT INDEX

Exhibit                                                                             Page
--------                                                                            ----
    3.1   Amended and Restated Articles of Incorporation of Varco, incorporated by reference to Exhibit 3.1 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

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

    4.3   Waiver and Second Amendment to Note Agreement, dated as of February
          25, 1994, to Note Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.4 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

    4.4   Waiver, dated as of March 8, 1995, to Note Agreement included as
          Exhibit 4.1 hereto incorporated by reference to Exhibit 4.4 to Varco's annual report on Form 10-K for the year ended December 31, 1994.

    4.5   Waiver and Third Amendment to Note Agreement, dated as of March 8,
          1995, to Note Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.5 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

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

    4.11 Fifth Amendment dated as of October 31, 1994 to Credit Agreement included as Exhibit 4.6 hereto incorporated by reference to Exhibit
          4.10 to Varco's annual report on Form 10-K for the year ended December
          31, 1994.

                                      27

          December 31, 1994

   4.12 Sixth Amendment dated as of March 17, 1995 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to
          Exhibit 4.12 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

   4.13 Seventh Amendment dated as of December 31, 1995 to Credit Agreement included as Exhibit 4.6 hereto, incorporated by reference to Exhibit
          4.13 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

  10.1+ The Varco 1980 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 4 to Varco's Registration Statement on Form S-8, Registration No. 2-66830.

  10.2+ Amendment to Varco 1980 Stock Option Plan included as Exhibit 10.1 hereto, incorporated by reference to Exhibit 10.2 to Varco's quarterly report on Form 10-Q for the quarter ended September 30, 1984.

 *10.3+   Amendment to Varco 1980 Stock Option Plan included as Exhibit
          10.1  hereto.

  10.4+ The Varco 1982 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 19.3 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1982.

  10.5+   Varco International, Inc. Supplemental Executive Retirement
          Plan, incorporated by reference to Exhibit 10.6 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

 *10.6+ Amendment to Varco International, Inc. Supplemental Executive Retirement Plan included as Exhibit 10.5 hereto.

  10.7+ Varco International, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1985.

  10.8+   Amendment to Varco International, Inc. Stock Bonus Plan included as
          Exhibit 10.7 hereto, incorporated by reference to Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

 *10.9+   Amendment to Varco International, Inc. Stock Bonus Plan included as
          Exhibit 10.7  hereto.

  10.10   Lease dated March 7, 1975, as amended, incorporated by reference to
          Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1981, and agreement with respect thereto dated as of January 1, 1982, incorporated by reference to Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1982.

  10.11 Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.10 hereto, incorporated by reference to Exhibit 10.13 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

  10.12 Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.10 hereto, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

  10.13   Agreement dated as of April 12, 1985 to Lease included as Exhibit
          10.10 hereto, incorporated by reference to Exhibit 10.2 to Varco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985.

  10.14   Amendment dated as of January 11, 1995 to Lease included as Exhibit
          10.10 hereto, incorporated by reference to Exhibit 10.12 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

  10.15 Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1988.

  10.16   First amendment dated as of January 11, 1995 to Lease included as
          Exhibit 10.15 hereto, incorporated by reference to Exhibit 10.15 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

  10.17 Asset Purchase Agreement between Varco International, Inc. and Baker Hughes Incorporated dated as of August 10, 1988, incorporated by reference to Exhibit 2.0 to Varco's Form 8-K dated September 29, 1988.

  10.18+ The Varco International Inc. 1990 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.2 to Varco's Registration Statement on Form S-8, Registration No. 333-21681.

  10.19+ Varco 1980 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 28 to Varco's Registration Statement on Form S-8, Registration No. 33-36841.

  10.20+  Amendment to the Varco 1980 Employee Stock Purchase Plan included as
          Exhibit 10.19 hereto, incorporated by reference to Exhibit 10.19 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

 *10.21+ Amendment to the Varco 1980 Employee Stock Purchase Plan included as Exhibit 10.19 hereto.

 *10.22+  Varco International Inc. Management Incentive Bonus Plan.

  10.23 Asset Purchase Agreement, dated as of April 10, 1992, by and between Varco International, Inc. and Baroid Corporation, incorporated by reference to Exhibit 2 to Varco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

  10.24 Amendments dated May 28, 1992, June 30, 1992, July 15, 1992 and two amendments dated July 16, 1992 to Asset Purchase Agreement included as
          Exhibit 10.23 hereto, incorporated by reference to Exhibit 2.1 to Varco's Current Report on Form 8-K dated July 17, 1992.

  10.25+ The Varco International Inc. 1994 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.24 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

  10.26+ The Varco International, Inc. Director Savings Plan incorporated by reference to Exhibit 10.23 to Varco's annual report on Form 10-K the year ended December 31, 1994.

  10.27+ The Varco International, Inc. Executive Management Savings Plan incorporated by reference to Exhibit 10.24 to Varco's annual report in Form 10-K for the year ended December 31, 1994.

 *11      Statement re computation of per share earnings.

   *12    Statement re computation of ratios.

   *13 1996 Annual Report to Shareholders, to the extent expressly incorporated by reference in this Report on Form 10-K. Such Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith.

   *21    Subsidiaries of Varco.

   *23    Consent of Independent Auditors.

   *27    Financial Data Schedule


--------------
 * Filed herewith
 + Management contract, compensation plan or arrangement.