Form 10-Q
period 1997-03-31
VARCO INTERNATIONAL INC
filed 1997-05-14
CIK 102993

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________
       Commission File number 1-8158


                           VARCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  California                             95-0472620
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


                  743 North Eckhoff Street, Orange, Ca 92868
                   (Address of principal executive offices)
                                  (Zip code)

                                (714) 978-1900
             (Registrant's telephone number, including area code)

                                Not Applicable
           (Former name, former address and former fiscal year, if
                          changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


                                  31,670,790

        (Number of shares of Common Stock outstanding at March 31, 1997)

                         PART I-FINANCIAL INFORMATION


Item 1.   Financial Statements.

          Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1997, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

          Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

          Net Income Per Share. Net income per share is based upon an average of 32,385,000 and 30,728,000 shares outstanding for the three months ended March 31, 1997, and 1996 respectively.

          Inventories. The Company estimates the components of inventory at March 31, 1997, and December 31, 1996, to be as follows:

                          March 31, 1997     December 31, 1996
                          ---------------    ------------------

   Raw Materials          $  6,361,000         $  6,545,000
   Work in Process          28,647,000           22,646,000
   Finished Goods           83,575,000           77,150,000
   LIFO Reserves           (13,496,000)         (14,468,000)
                          ------------         ------------
                          $105,087,000         $ 91,873,000
                          ============         ============

          Fixed Assets. Fixed assets are stated net of accumulated depreciation of $56,497,000 at March 31, 1997, and $54,534,000 at December 31, 1996.

          Common Stock and Additional Paid-In-Capital. On March 31, 1997, the Company Common Stock account was $22,039,000 and Additional Paid-In-Capital accounts were $122,510,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1997, filed as Exhibit 19 hereto, is incorporated herein by reference.


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

     Under the terms of the Credit Agreement, the amount available for the payment of dividends on, and repurchases of, Common Stock is limited to 25% of the Company's consolidated net income arising after January 1, 1992, computed on a cumulative basis. In addition, pursuant to the December 31, 1995 amendment to the Credit Agreement discussed above, the Company could repurchase at any time prior to December 31, 1996 shares of its Common Stock for an aggregate cost not exceeding $50.0 million, including shares purchased pursuant to the Tender Offer. The Company may also purchase or otherwise acquire shares of Common Stock from the proceeds of the substantially concurrent sale of shares of Common Stock.


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits



     11   Statement  re computation of per share earnings  for the three months ended  March 31, 1997 and 1996.


     19   Varco International, Inc. First Quarter Report to Shareholders, Three
 Months  Ended March 31, 1997.

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



                              VARCO INTERNATIONAL, INC.



Date: May 12, 1997            By: /s/ Richard A. Kertson
                                  ----------------------
                              Vice President-Finance
                              and Chief Financial Officer



Date: May 12,  1997           By: /s/ Donald L. Stichler
                                  ----------------------
                              Controller-Treasurer
                              and Secretary

                                 EXHIBIT INDEX


11 Statement re computation of per share earnings for the three months ended March 31, 1997 and 1996.


19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1997.

27   Financial Data Schedule