Form 10-Q
period 1997-06-30
VARCO INTERNATIONAL INC
filed 1997-08-14
CIK 102993

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

                                  31,775,922

        (Number of shares of Common Stock outstanding at June 30, 1997)

                          PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

     Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1997, filed as Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

     Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

     Net Income Per Share. Net income per share is based upon an average 32,522,094 and 31,184,899 shares outstanding for the six months ended June 30, 1997, and 1996 respectively, and upon an average of 32,577,976 and 31,447,509 shares outstanding for the three months ended June 30, 1997, and 1996 respectively.

     Inventories. The Company estimates the components of inventory at June 30, 1997, and December 31, 1996, to be as follows:

                        June 30, 1997      December 31, 1996

   Raw Materials         $  5,849,000         $  6,545,000
   Work in Process         37,310,000           22,646,000
   Finished Goods          81,732,000           77,150,000
   LIFO Reserves          (12,479,000)         (14,468,000)
                         $112,412,000         $ 91,873,000
                         ============         ============

     Fixed Assets. Fixed assets are stated net of accumulated depreciation of $58,010,000 at June 30, 1997, and $54,534,000 at December 31, 1996.

     Common Stock and Additional Paid-In-Capital. On June 30, 1997, the Company Common Stock account was $22,145,000 and Additional Paid-In-Capital accounts were $123,270,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1997, filed as Exhibit 19 hereto, is incorporated herein by reference.

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

     On June 27, 1997 the Company entered into a seven-year unsecured revolving credit agreement with three banks (the "Credit Agreement"). The Credit Agreement provides for a credit facility of $65.0 million, inclusive of a $20.0 million letter of credit sub-facility. The maximum available under the Credit Agreement is reduced in equal quarterly amounts over the last four years of the Credit Agreement.

     The Credit Agreement prohibits any "Restricted Junior Payment" unless (1) at the time thereof no default exists under the Credit Agreement or will be caused thereby and (2) the cumulative amount of all Restricted Junior Payments subsequent to June 27, 1997, would not exceed the sum of $5,000,000 plus 25% of the Company's consolidated net income arising after June 30, 1997. "Restricted Junior Payment" is generally defined as (1) any dividend or other distribution on any class of the Company's capital stock, except a dividend payable solely in shares of that class; (2) any redemption, purchase or other acquisition for value of any shares of any class of the capital stock of the Company; (3) any payment made to retire or obtain the surrender of any outstanding warrants, options or similar rights to acquire any shares of any class of the capital stock of the Company; and (4) any payment on the Senior Notes other than regularly scheduled payments of principal and interest thereon.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of Shareholders of the Company was held on May 20, 1997.

         (c) Matters voted upon at the 1997 Annual Meeting of Shareholders of the Company.

         1.   Election of Directors

     Name               Votes For       Votes Withheld

     G. Boyadjieff      29,563,152      30,401
     G. Dotson          29,563,152      30,401
     A. Horn            29,563,152      30,401

     J. Knowlton        29,563,142      30,411
     L. Pircher         29,563,152      30,401
     W. Reinhold        29,563,142      30,411
     C. Suggs           29,563,152      30,401
     R. Teitsworth      29,563,152      30,401
     E. White           29,563,152      30,401
     J. Woods           29,563,152      30,401

     2. Proposal to ratify Ernst & Young LLP as the independent auditors of the Company.

     Votes For      Votes Against       Abstentions

     29,566,023     15,598              11,832


Item 6.   Exhibits and Reports on Form 8-K


      (a)   Exhibits


      4.1 Credit Agreement, dated as of June 27, 1997, among Varco International, Inc., the financial institutions listed therein as Lenders, and Union Bank of California, N.A., as Agent.

      4.2 First Amendment to Credit Agreement, dated as of July 15, 1997, to Credit Agreement included as Exhibit 4.1 hereto.

      10 Second Amendment to the Varco International, Inc. Supplemental Executive Retirement Plan.

      11 Statement re computation of per share earnings for the three months and six months ended June 30, 1997 and 1996.

      19 Varco International, Inc. Second Quarter Report to Shareholders, Three Months Ended June 30, 1997.

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



                                            VARCO INTERNATIONAL, INC.


Date: August 12, 1997                       By: /s/ Richard A. Kertson
                                            Vice President-Finance
                                            and Chief Financial Officer




Date: August  12, 1997                      By: /s/ Donald L. Stichler
                                            Controller-Treasurer
                                            and Secretary

                                 EXHIBIT INDEX


4.1  Credit Agreement, dated as of June 27, 1997, among Varco International,
     Inc., the financial institutions listed therein as Lenders, and Union Bank of California, N.A., as Agent.

4.2  First Amendment to Credit Agreement, dated as of July 15, 1997, to Credit
     Agreement included as Exhibit 4.1 hereto.

10   Second Amendment to the Varco International, Inc. Supplemental Executive
     Retirement Plan.

11 Statement re computation of per share earnings for the three months and six months ended June 30, 1997 and 1996.

19   Varco International, Inc. Second Quarter Report to Shareholders, Three
     Months Ended June 30, 1997.

27   Financial Data Schedule