Form 10-Q/A
period 1997-06-30
VARCO INTERNATIONAL INC
filed 1997-08-21
CIK 102993

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

Item 6.   Exhibits and Reports on Form 8-K


      (a)   Exhibits


      4.1 Credit Agreement, dated as of June 27, 1997, among Varco International, Inc., the financial institutions listed therein as Lenders, and Union Bank of California, N.A., as Agent, incorporated by reference to Exhibit
4.1 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

      4.2 First Amendment to Credit Agreement, dated as of July 15, 1997, to Credit Agreement included as Exhibit 4.1 hereto, incorporated by reference to
Exhibit 4.2 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

     *4.3 Eighth Amendment dated as of June 9, 1997 to Credit Agreement included as Exhibit 4.6 to Varco's Annual Report on Form 10-K for the year ended December 31, 1996.

     *4.4 Ninth Amendment dated as of June 27, 1997 to Credit Agreement included as Exhibit 4.6 to Varco's Annual Report on Form 10-K for the year ended December 31, 1996.

      10 Second Amendment to the Varco International, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

      11 Statement re computation of per share earnings for the three months and six months ended June 30, 1997 and 1996, incorporated by reference to Exhibit 11 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

     *19 Varco International, Inc. Second Quarter Report to Shareholders, Three Months Ended June 30, 1997. (corrected)

      27 Financial Data Schedule, incorporated by reference to Exhibit 27 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

      (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter for which this report is filed.


* Filed herewith

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VARCO INTERNATIONAL, INC.


Date: August 19, 1997                       By: /s/ NANCY DACK
                                            Assistant Treasurer




Date: August 19, 1997                       By: /s/ DONALD L. STICHLER
                                            Controller-Treasurer
                                            and Secretary

                                 EXHIBIT INDEX


4.1  Credit Agreement, dated as of June 27, 1997, among Varco International,
     Inc., the financial institutions listed therein as Lenders, and Union Bank of California, N.A., as Agent, incorporated by reference to Exhibit 4.1 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

4.2  First Amendment to Credit Agreement, dated as of July 15, 1997, to Credit
     Agreement included as Exhibit 4.1 hereto, incorporated by reference to
     Exhibit 4.2 to Varco's quarterly report on Form 10-Q for the quarter ended
     June 30, 1997.

*4.3 Eighth Amendment dated as of June 9, 1997 to Credit Agreement included as
     Exhibit 4.6 to Varco's Annual Report on Form 10-K for the year ended
     December 31, 1996.

*4.4 Ninth Amendment dated as of June 27, 1997 to Credit Agreement included as
     Exhibit 4.6 to Varco's Annual Report on Form 10-K for the year ended
     December 31, 1996.

10   Second Amendment to the Varco International, Inc. Supplemental Executive
     Retirement Plan, incorporated by reference to Exhibit 10 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

11 Statement re computation of per share earnings for the three months and six months ended June 30, 1997 and 1996, incorporated by reference to Exhibit
     11 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

*19  Varco International, Inc. Second Quarter Report to Shareholders, Three
     Months Ended June 30, 1997. (corrected)

27 Financial Data Schedule, incorporated by reference to Exhibit 27 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

* Filed herewith