Form 10-Q
period 1997-09-30
VARCO INTERNATIONAL INC
filed 1997-11-14
CIK 102993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

                                  32,026,464

      (Number of shares of Common Stock outstanding at November 3, 1997)

                         PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

               Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1997, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

               Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

               Net Income Per Share. Net income per share is based upon an average of 32,576,462 and 31,488,163 shares outstanding for the nine months ended September 30, 1997, and 1996 respectively and upon an average of 32,711,123 and 32,118,119 shares outstanding for the three months ended September 30, 1997 and 1996 respectively.

               Inventories. The Company estimates the components of inventory at September 30, 1997, and December 31, 1996, to be as follows:

                       September 30, 1997    December 31, 1996
Raw Materials                $  5,314,000         $  6,545,000
Work in Process                40,406,000           22,646,000
Finished Goods                 90,079,000           77,150,000
LIFO Reserves                 (12,690,000)         (14,468,000)
                             ------------         ------------
                             $123,109,000         $ 91,873,000
                             ============         ============

               Fixed Assets. Fixed assets are stated net of accumulated depreciation of $59,738,000 at September 30, 1997, and $54,534,000 at December 31, 1996.

               Common Stock and Additional Paid-In-Capital. On September 30, 1997, the Company Common Stock account was $22,344,000 and Additional Paid-In-Capital accounts were $124,483,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1997, filed as Exhibit 19 hereto, is incorporated herein by reference.

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


Item 6.  Exhibits and Reports on Form 8-K


          (a) Exhibits


          4.1 Waiver and Consent to Note Agreement, dated as of June 23, 1997, to Note Agreement included as Exhibit 4.1 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

          4.2 Waiver and Fourth Amendment to Note Agreement, dated as of September 30, 1997, to Note Agreement included as Exhibit 4.1 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

          4.3 Second Amendment to Credit Agreement dated as of August 13, 1997, to Credit Agreement included as Exhibit Exhibit 4.1 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

          4.4 Third Amendment to Credit Agreement dated as of November 7, 1997 to Credit Agreement included as Exhibit Exhibit 4.1 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.


          11   Statement re computation of per share earnings for the three months ended September 30, 1997 and 1996.


          19   Varco International, Inc. Third Quarter Report to Shareholders,
Three Months Ended September 30, 1997.

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



                                    VARCO INTERNATIONAL, INC.



Date: November 12, 1997                   By: /s/Richard A. Kertson
                                             ------------------------------
                                               Vice President-Finance
                                               and Chief Financial Officer



Date: November 12, 1997                   By: /s/Donald L. Stichler
                                             ------------------------------
                                               Controller-Treasurer
                                               and Secretary

                                 EXHIBIT INDEX


      4.1 Waiver and Consent to Note Agreement, dated as of June 23, 1997, to Note Agreement included as Exhibit 4.1 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

      4.2 Waiver and Fourth Amendment to Note Agreement, dated as of September 30, 1997, to Note Agreement included as Exhibit 4.1 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

      4.3 Second Amendment to Credit Agreement dated as of August 13, 1997, to Credit Agreement included as Exhibit Exhibit 4.1 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

      4.4 Third Amendment to Credit Agreement dated as of November 7, 1997 to Credit Agreement included as Exhibit Exhibit 4.1 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1997.


      11    Statement re computation of per share earnings for the three months ended September 30, 1997 and 1996.


      19    Varco International, Inc. Third Quarter Report to Shareholders,
Three Months Ended September 30, 1997.

      27    Financial Data Schedule