Form 10-K
period 1997-12-31
VARCO INTERNATIONAL INC
filed 1998-03-26
CIK 102993

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


    For the transition period from _________________ to ___________________
                         Commission file number 1-8158


                           VARCO INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       CALIFORNIA                                  95-0472620
  (state or other jurisdiction            (I.R.S. Employer Identification
of incorporation or organization)                    Number)


   743 NORTH ECKHOFF STREET,                          92868
       ORANGE, CALIFORNIA                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
Registrant's telephone number, including area code:   (714) 978-1900

Securities registered pursuant to Section 12(b) of the Act:


                                           NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                    ON WHICH REGISTERED
     -------------------                  ------------------------
     Common Stock                         New York Stock Exchange
     Preferred Stock Purchase Rights      New York Stock Exchange


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 2, 1998, 64,251,600 shares of common stock were outstanding. The aggregate market value of the common stock on such date (based upon the closing price of such shares on the New York Stock Exchange) held by persons other than affiliates of registrant was approximately $1.583 billion; the basis of this calculation does not constitute a determination by the registrant that such persons are affiliates, as defined in Rule 405.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part II, Items 5, 6, 7 and 8              The Company's Annual Report to
                                          Shareholders for the year ended
                                          December 31, 1997.

Part III, Items 10, 11, 12 and 13         The Company's definitive Proxy
                                          Statement for the Annual Meeting of
                                          Shareholders to be held on May 19,
                                          1998 to be filed with the Commission
                                          not later than April 30, 1998.

ITEM 1. Business

Introduction

  Varco was founded in 1908 and incorporated under the laws of the State of California in 1911. Varco and its subsidiaries are engaged in the design, manufacture, sale and rental of drilling tools, equipment and integrated systems and rig instrumentation used for oil and gas drilling worldwide.

  The Company's principal products are drilling equipment, drilling rig instrumentation and controls, pressure control and motion compensation equipment and solids control equipment. Drilling equipment includes integrated systems for rotating and handling the various sizes and types of pipe utilized on a drilling rig ("drilling systems") and specific purpose pipe handling tools, hoisting equipment and rotary equipment ("oil tools"). Drilling systems are manufactured, sold and rented by the Varco Drilling Systems Division while oil tools are manufactured and sold by the Varco BJ Oil Tools Division. Drilling rig instrumentation and control products are manufactured, sold and rented by the Martin-Decker/TOTCO Division. Pressure control and motion compensation equipment are manufactured and sold by the Shaffer Division. Solids control equipment and systems are sold by the Thule Rigtech Division.

  The following table sets forth the contribution to the Company's total revenues of its five Divisions:

                                               YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                                                                    1997       1996       1995
                                                                                  --------   --------   --------
                                                                                          (IN THOUSANDS)
Varco Drilling Systems                                                            $165,510   $117,658   $101,440
Varco BJ Oil Tools                                                                  68,931     53,830     41,663
Martin-Decker/TOTCO                                                                 90,601     62,227     58,013
Shaffer                                                                            206,483    123,846     60,925
Thule Rigtech                                                                       13,372      9,419     10,310
                                                                                  ------------------------------
                                                                                  $544,897   $366,980   $272,351
                                                                                  ========   ========   ========

  Sales of the Company's products depend on the level of construction of new drilling rigs and the replacement and upgrading of equipment for existing rigs, particularly for offshore rigs and intermediate to deep land rigs (rigs designed for drilling in excess of 8,000 feet). The level of construction of drilling rigs and the rate at which equipment on existing rigs is replaced or upgraded depends, in substantial part, on the level of worldwide exploration and development drilling activity. Rental revenue, which is generated predominately by the Martin-Decker/TOTCO Division, is directly related to the level of drilling activity, particularly in the U.S. and Canada. Sales of equipment and sales and rentals of instrumentation products have also depended on the design, development and successful introduction of new products for the drilling industry. Equipment and instrumentation are also sold to existing rigs for use as spare or replacement parts.

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

  The Top Drive Drilling System has evolved continuously since its initial introduction. Today, the Top Drive product line includes several models, each designed to satisfy specific customer requirements. The version initially introduced to the market in 1982, the TDS-3, remains a part of the product line. The TDS-4, introduced in 1990, is a two-speed model which permits a variation in speed and torque that is desirable for differing drilling conditions. The TDS-6S, first delivered in 1991, is a dual motor version which provides double the power and torque of a single motor unit. The TDS-7S, initially introduced in 1993, is powered by an alternating current ("AC") motor instead of the direct current ("DC") motor used on previous models. In the fourth quarter of 1997 the first TDS-8S was delivered. The TDS-8S is the AC motor version of Drilling Systems' most popular Top Drive, the TDS-4S. The AC system offers lower maintenance cost, as well as providing higher torque for longer periods and a running speed more than twice that of conventional DC motor powered systems.

  The Integrated Drilling System ("IDS") is an adaptation of the Top Drive concept which is more compact than its Top Drive counterparts, and which is affixed to a separately installed torque tube rather than rails permanently installed in the derrick. It can be used on rigs which are smaller and which do not have the structural integrity necessary to support a traditional Top Drive.

  In 1995 the TDS-9S was introduced. It is powered by dual AC motors, is reduced in length and rides on a separately installed torque tube. For these reasons it is especially well suited for sale or rental to the conventional land rig market, where portability is critical. It is designed for ease of installation in existing derricks, can be rigged up and rigged down in a matter of hours, and is easily transported from one location to another. Fifteen TDS-9S units were shipped in 1997. During 1997 the TDS-10S was introduced. The TDS-10S is a smaller version of the TDS-9S designed for use in a variety of smaller land and workover rig applications. The TDS-10S has a 250-ton hoisting capacity as compared to the 400-ton hoisting capacity of the TDS-9S. Two units of the TDS-10S were shipped in 1997.

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

The Pipe Racking System ("PRS") is a semi-automated vertical pipe racking system which has evolved from the "Star" system to which the Company acquired the rights in 1990. When used in conjunction with an Automated Roughneck, it provides an alternative to the more fully automated PHM. Like the PHM, it is operated remotely from the driller's cabin by a single operator, but it requires more operator intervention. Its design makes it more easily adapted to a land rig or for retrofitting to an existing offshore rig. The current version of the PRS was introduced in 1996. Seven units of the PRS were delivered in 1997.

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

The Company also manufactures other tools used in various pipe handling functions. Slips are gripping devices which hold pipe or casing in suspension while in the hole, and they may be either manual, spring or hydraulically operated. Other products, which include safety clamps, casing bushings and casing bowls, are used to hold and guide drill pipe or casing while in the hole.

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

During 1996 the Varco BJ Oil Tools product line was further expanded with the introduction of the BX Hydraulic Elevator and the PS 21 and PS 30 Hydraulic Power Slips. The BX Hydraulic Elevator increases safety and eliminates the normal rig complement of several different types and sizes of elevators through the use of removable bushings. The PS 21 and PS 30 Power Slips improve both safety and rig efficiency by permitting the handling of all sizes and types of tubulars with a single tool and by incorporating the FMS concept. During 1997 48 BX elevators, 17 PS 21's and 4 PS 30's were delivered to customers.

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


Martin-Decker/TOTCO

The Martin-Decker/TOTCO Division designs, manufactures and sells or rents hydraulic and electronic instrumentation and control systems, primarily for use in oil and gas well drilling operations; and, to a lesser extent, provides instrumentation to certain general industrial markets and for use in non-drilling related oilfield applications.

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

In 1992, the Company licensed from the Sedco Forex Division of Schlumberger Limited the rights to develop, manufacture and market the MDS(TM) System, an advanced computer-based drilling information and alarm system which is integrated with TOTAL. Its software programs incorporate the knowledge and experience of drilling personnel and engineers to provide critical information in a user-friendly format.

In addition to MDS(TM) a number of additional analytical capabilities have been developed for the TOTAL System. Drill-Off, a computerized drilling optimization program was jointly developed by Martin-Decker/TOTCO and Exxon. An agreement with Schlumberger's Anadril Division, authorizing MD/TOTCO to manufacture and market a sophisticated kick detection system known as Kick-Alert(SM) was finalized in 1993. A joint effort by Martin-Decker/TOTCO and British Petroleum to incorporate a software program known as Early Kick Detection (EKD) on the TOTAL system was completed in 1995. An exclusive Worldwide Marketing agreement with Logware, Inc. to market a Windows(TM) based drilling information system was completed in 1993.

The TOTAL system is designed so that it may be scaled to the requirements of a particular drilling operation. For relatively routine drilling requirements it can represent a cost-effective means of providing basic information; however, it can be expanded to encompass the full range of analytical capability for complex and costly offshore drilling.

Other drilling related products of Martin-Decker/TOTCO include drift indicators, which are used to measure and record the degree of drift of the well from vertical; mechanical recorders, which produce a permanent record in chart form when an electronic system is not being used; drilling control systems (auto-drillers) which automatically maintain a constant pressure on the drill bit, and drilling chokes which provide a remotely actuated method of controlling "kicks."

In 1997 Martin-Decker/TOTCO introduced a product called SWIFT ("Secure Wellsite Information Forwarding Technology") which provides for the transmission of drilling information collected at the rig site to a remote location over the Internet, thus creating a closer linkage between the drilling operation and those responsible for its management. The initial SWIFT is expected to be delivered in early 1998.

In 1997 Martin-Decker/TOTCO also introduced the Varco Integrated Control and Information System ("V-ICIS"), a computer-based system which combines the physical control of all of Varco's automated equipment, and potentially that of third parties, into a common, user-friendly system which also integrates the analytical capabilities of the TOTAL system. The initial system is expected to be delivered in early 1998.

Products of the Martin-Decker/TOTCO Division used outside the drilling process include load and radius indicating systems for pedestal type cranes, anchor tension monitoring systems for use in mooring and positioning applications, and specialty scales for industrial use.

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

Drilling consoles, and recently, the V-ICIS product, are typically sold as original equipment to the rig manufacturer. However, electronic drilling consoles may be sold as upgrades to existing rigs. In the United States and Canada, most other instrumentation products are rented to the drilling contractor or oil company when necessary, and are therefore not permanently installed on the rig. Internationally, nearly all instrumentation equipment is sold to the rig owner and becomes a permanent part of the drilling rig. A significant portion of the sales of some instrumentation product lines is in spare and replacement parts.


Shaffer

The Shaffer Division designs, manufactures, sells and distributes pressure control equipment, (including ram blowout preventers, annular or spherical blowout preventers and rotating blowout preventers); blowout preventer control systems; riser; and motion compensation systems (including riser tensioners, drillstring compensators and crown mounted compensators).

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

Shaffer expanded its BOP line in 1995 with the introduction of a system for achieving Pressure Control While Drilling (PCWD(R)). This new BOP allows normal drilling operations to proceed while controlling pressures up to 2,000 psi, and will operate as a normal Spherical BOP at pressures up to 5,000 psi. During 1997 PCWD revenue was approximately $500,000.

Shaffer sells conventional BOP control systems under the registered trademark Koomey(R). The Koomey control system is hydraulically actuated and is used to remotely operate BOPs and associated valves for both land systems and offshore systems. With the recent increase in deep-water drilling depths, traditional hydraulic control systems are inadequate to activate BOPs, which rest on the ocean floor and may be 5,000 feet or more below the surface. In 1997, Shaffer introduced the IVth Generation MUX, an electronic control system designed specifically for deep-water applications. One such system was delivered in 1997.

Riser is large diameter pipe which, when drilling from a floating rig such as a semisubmersible or drillship, connects the rig to the well on the ocean floor. Therefore, the riser string, which consists of sections approximately 75 feet in length connected together, may extend to as much as 10,000 feet. Shaffer purchases the blank pipe, manufactures and attaches connectors to each section, and completes it with the attachment of related components.

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

In the drilling operation, mud is pumped down the drill pipe and through the holes in the drill bit. The mud acts as a lubricant to the drill bit, as a pressure equalizer and as a vehicle which carries the drilled cuttings back to the surface. Shale shakers are the principal machines used to clean the cuttings from the mud, enabling it to be reused. The VSM 100 is designed to pass large volumes of mud over fine mesh screens to extract as many of the cuttings as possible from the mud, thus avoiding the use of the other filtering processes before the mud is recirculated. Other equipment that may be employed to remove cuttings are the VSM 200 mud cleaner and de-sander and de-silter hydrocyclones. During 1997 Thule Rigtech introduced the VSM 300, a new generation shale shaker designed to operate more efficiently in a wider variety of geologic conditions. In 1997 32 units were sold.

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

The AMS 1000 automated mud system is a computer controlled system which oversees and controls the entire mud function. The aim of the system is to release manpower from manual operations while continuously monitoring the process to ensure that it is performing properly. During 1997 Thule Rigtech booked orders for three automated systems, all of which are expected to be completed in 1998.

Thule Rigtech equipment and systems are designed to minimize the cost of drilling through lowering mud costs and improving operational efficiency, while at the same time reducing the labor requirement and improving the safety of the drilling operation.


Research and New Product Development

Varco believes that it is a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling process, and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Varco's significant product developments have included the safety spinning wrench, the torque wrench, the spring slip, pneumatically operated casing elevators and spiders, the Automated Roughneck, the Top Drive Drilling System, the Pipe Handling Machine and the TOTAL system. At December 31, 1997 the Company employed 330 persons on its engineering and design staffs who were principally engaged in research and development. Total expenditures for research and development were $21.1 million in 1997, $14.3 million in 1996 and $13.2 million in 1995.

As of December 31, 1997 the Company held 125 United States patents and had 3 patent applications pending. Expiration dates of such patents range from 1998 to 2014. As of such date the Company also had 168 foreign patents and 19 patent applications pending relating to inventions covered by the United States patents. The preceding include patent rights received in connection with the BJ Machinery, Martin-Decker, TOTCO and Shaffer acquisitions. There are no assurances that patents will be granted in response to pending applications.

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


Acquisitions

On August 17, 1993 the Company acquired all of the outstanding common stock of Metrox, Inc. for a cash consideration of approximately $4,000,000. Metrox designed and manufactured instrumentation used in the oil and gas industry, as well as in general commercial and industrial applications. Metrox has been combined with, and is reported within, the Company's Martin-Decker/TOTCO Division.

On November 30, 1994 the Company acquired all of the outstanding shares of Rig Technology Limited ("Thule Rigtech"), a company incorporated in Scotland, for a cost of approximately $8,954,000. Thule Rigtech provides equipment and systems used in the handling, mixing, transport and conditioning of drilling fluids and operates as the Company's Thule Rigtech Division.


International Operations

The Company's products are sold for use in approximately 89 countries by United States customers operating in the United States and abroad, as well as by foreign customers such as privately-owned corporations and national oil companies. The Company includes as an international sale any sale where the product is designated for use other than in the United States. Revenues from products sold for use outside the United States accounted for approximately 56%, 67% and 69% of the Company's total revenues for the years ended December 31,

1997, 1996, and 1995, respectively. For further information regarding the Company's worldwide operations and international sales and rentals, see Note J of Notes to Consolidated Financial Statements.

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


Sales and Distribution

To facilitate the distribution of its drilling equipment and pressure control products, the Company maintains domestic sales and service facilities in California, Louisiana, Oklahoma, Texas and Wyoming. The rental of drilling rig instrumentation requires local availability of equipment, transportation of the equipment to the rig site and installation by qualified personnel. To service this market, the Company maintains Martin-Decker/TOTCO sales and service facilities in 14 states, including those mentioned above, as well as 3 locations in Canada. Internationally, the Company maintains offices in Abu Dhabi, Brazil, China, Holland, Moscow, Norway, Scotland, Singapore and Venezuela. The Company employs independent agents in Mexico, South America, Europe, the Middle East, the Far East and Asia, the South Pacific and in parts of the United States.

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

There were no sales to a single customer in 1997 and 1995 in excess of 10% of total sales. During 1996 sales to a single customer, Diamond Offshore Drilling Inc., amounted to $45,228,000, 12.3% of total revenues.


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

  The backlog of unshipped orders was approximately as follows on the dates indicated:

                                                                                                               December 31,
                                                                                               ----------------------------
                                                                                           1997         1996        1995
                                                                                        -----------------------------------
(IN THOUSANDS)
  Varco Drilling Systems                                                                 $172,838     $ 50,913     $ 30,849
  Varco BJ Oil Tools                                                                       40,073        9,625        7,147
  Martin-Decker/TOTCO                                                                      16,259        6,258        4,535
  Shaffer                                                                                 224,180      119,611       31,918
  Thule Rigtech                                                                             9,545          465          915
                                                                                         ----------------------------------
     Total                                                                               $462,895     $186,872     $ 75,364
                                                                                         ========     ========     ========

Orders for new rigs and major upgrades generally include the Company's longer lead-time products. Therefore, the average lead-time of the products included in the December 31, 1997 backlog is longer than in prior years. The Company expects that approximately 90% of the backlog will be shipped by December 31, 1998. At December 31, 1997 the Company had received $67.7 million in customer cash deposits related to orders included in backlog. In addition to, and not included in the December 31, 1997 backlog, the Company has received non-binding letters of intent for 1999 deliveries totaling $107.5 million against which the Company has received cash deposits of $11.4 million. In accordance with industry practice, orders and commitments generally are cancelable by customers at any time.


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

Varco's principal competitor with respect to most Drilling Systems products is Maritime Hydraulics A/S, a division of Acker Maritime A/S a Norwegian company. Other competitors with respect to the Top Drive Drilling System include National-Oilwell, A/S Hydralift, another Norwegian company which acquired the rights to the product previously marketed by ACB offshore, a French company and Tesco Corporation, a Canadian company that competes principally in the land Top Drive market against Drilling Systems TDS-9S and TDS-10S. Since its introduction in 1982 and as of December 31, 1997, Varco had sold and delivered over 550 Top Drive Drilling Systems, and the Company believes that its competitors had sold and delivered less than 250 systems during the same time period.

Varco's most significant domestic competitors with respect to oil tools include Phoenix Energy Services, DenCon Oil Tools and Weatherford International, Inc. In foreign markets Varco experiences competition from most of its domestic competitors and from foreign companies as well.

Martin-Decker/TOTCO competes, in the domestic rental market, with the Swaco Geolograph Division of Smith International, Inc., Petron Industries Inc. and Adair Supply Inc. In domestic product sales, the competition consists of Wagner International Inc., Atlas Company and a number of smaller regional companies. In the international market it competes with these same companies along with such foreign competitors as Rigserv, a

United Kingdom company, and Hitec A/S, a Norwegian company.

Shaffer competes, in the BOP and related controls market, with Cooper Cameron Corporation, Hydril Company, a privately held company, and Stewart and Stevenson Services, Inc. Shaffer's principal competitors with respect to motion compensation equipment are Maritime Hydraulics A/S and A/S Hydralift.

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


Employees

At December 31, 1997 the Company had a total of 2,852 employees (of which 415 were temporary employees). Of such employees, 619 employees were engaged in sales and marketing, 330 employees were engaged in engineering and design, 175 employees were engaged in administrative or clerical capacities, and 1,728 were engaged in manufacturing. The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

                                   MANAGEMENT


EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of Varco are as follows:

       NAME              AGE              POSITION
--------------------------------------------------------------------------------
Walter B. Reinhold        73   Chairman of the Board and Director
George Boyadjieff         59   President, Chief Executive Officer and Director
Richard A. Kertson        58   Vice President-Finance and Chief Financial
                               Officer
Donald L. Stichler        54   Vice President, Controller-Treasurer and Chief
                               Accounting Officer and Secretary
Robert J. Gondek          54   Vice President and President -
                               Martin-Decker/TOTCO
Mark A. Merit             40   Vice President and President - Shaffer
Roger D. Morgan           54   Vice President and President - Varco Drilling
                               Systems
Michael W. Sutherlin      51   Vice President and President - Varco BJ Oil Tools

Officers are elected by, and serve at the pleasure of, the Board of Directors.

Mr. Reinhold has been a director of the Company since 1970. He served as Chief Executive Officer of the Company from 1970 until April 1991, and prior thereto he served as Executive Vice President. He has been employed by the Company since 1949. Mr. Reinhold is a director of Amdahl Corporation.

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

Mr. Stichler was elected Controller-Treasurer in May 1984, Secretary in May 1994, Chief Accounting Officer in May 1995 and Vice President of the Company in 1998. He served as Corporate Controller from December 1982 to May 1984. He served as Manager of Accounting and Taxation from 1981, when he joined the Company.

Mr. Gondek has served as President of Martin-Decker/TOTCO Division since November 1990 and was elected Vice President of the Company in April 1991. From September 1986 until November 1990 Mr. Gondek was the Vice President and General Manager of the TOTCO operations of Baker Hughes Incorporated.

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

Mr. Morgan was elected Vice President of the Company in May 1984 and President of Varco Drilling Systems in May 1990. He had been Vice President- Materials and Manufacturing of Varco Oil Tools since May 1981.

Previously, he was Vice President-Materials and Production of Varco Oil Tools. He has been employed by the Company in various capacities since 1974.

Mr. Sutherlin was elected Vice President of the Company in May 1984 and President-Varco BJ Oil Tools in July 1988. Previously he served as Vice President-Best Operations. He has been employed by the Company in various capacities since 1975.


ITEM 2.   PROPERTIES
The Company's principal manufacturing facilities are located in Orange, California (the "Orange Facility"), Etten-Leur, The Netherlands (the "Etten-Leur Facility"), Cedar Park, Texas (the "Cedar Park Facility") and Houston, Texas (the "Houston Facilities"). The Orange Facility and the Etten-Leur Facility are used primarily for manufacturing the Company's drilling equipment; the Cedar Park Facility manufactures primarily instrumentation products; and the Houston Facilities are used for manufacturing pressure control, motion compensation and drilling equipment and flow line devices. Thule Rigtech products are generally subcontracted to third parties for manufacturing.

The Orange Facility occupies approximately nine acres in Orange County, California which are leased under a long-term lease. The Orange Facility includes three manufacturing/warehouse buildings comprising a total of approximately 135,000 square feet and a four-story high-rise facility with automatic storage and retrieval capabilities. The Orange Facility is currently leased from certain officers, shareholders, and directors of the Company and affiliated trusts. During 1997 Varco Drilling Systems Division leased an additional 19,000 square foot manufacturing building located nearby for a term of five years. The Orange Facility is the primary manufacturing location for the Varco Drilling Systems Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was in excess of a two shift operation for 1997 as compared to approximately 95% of capacity in 1996 and 1995.

The Etten-Leur Facility consists of approximately 73,000 square feet of manufacturing and warehousing space and approximately 12,900 square feet of office space on approximately six acres of land. This facility is the primary manufacturing location for the Varco BJ Oil Tools Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was near capacity in 1997 and 1996 as compared to 80% of capacity in 1995.

The Martin-Decker/TOTCO products are manufactured at the Cedar Park Facility. The Company leased this facility from Cooper Industries, Inc. until 1995 when the Company purchased this facility for approximately $3.6 million. The Cedar Park Facility consists of approximately 200,000 square feet of manufacturing and warehousing space and approximately 33,000 square feet of office space located on approximately 40 acres. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was in excess of a two shift operation in 1997 and approximately 95% of capacity during each of the two years ended December 31, 1996.

The Shaffer Division's products are principally manufactured at the "Shaffer Facility", which consists of approximately 270,000 square feet of manufacturing and warehousing space and approximately 73,000 square feet of office space located on approximately 34 acres located in Houston, Texas. In addition, certain products of the Varco BJ Oil Tools Division are manufactured at this facility. The Shaffer facility has been operated by the Company since the acquisition of Shaffer in 1992. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility for 1997 and 1996 was in excess of a two shift operation as compared to 80% in 1995. In February 1997, Shaffer purchased all of the assets of a Houston machine shop operation and simultaneously entered into a five-year lease for the related 80,000 square foot manufacturing facility. Shaffer began operation of the facility in March 1997. During 1997 Shaffer further expanded its manufacturing space by acquiring additional satellite facilities in the Houston area. At the end of 1997 Shaffer leased the above

80,000 square foot facility plus four additional satellite facilities ranging in size from 8,000 square feet to 33,000 square feet (together with the Shaffer Facility, the "Houston Facilities.")

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

The Company owns sales and service facilities in Oklahoma, Wyoming, Scotland and Singapore and leases approximately 29 such facilities throughout the United States in addition to facilities in Brazil, Canada, China, Mexico and Venezuela.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Varco or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information concerning the market for the Registrant's Common Stock and related stockholder matters contained under the captions "Price Range of Varco Common Stock," "Dividend Policy" and "Common Stock" on page 38 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is hereby incorporated by reference.

During the fiscal year ended December 31, 1997 there were no sales of equity securities of the Registrant by the Registrant which were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial information set forth under the caption "Five-Year Financial and Operating Highlights" on page 16 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is hereby incorporated by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is hereby incorporated by reference to pages 23 through 36 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997. The Report of Independent Auditors is included in
Item 14(d).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference to the information set forth under the subcaptions "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998, except that information concerning the Executive Officers of the Registrant is contained in Item 1 under the caption "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the information set forth under the subcaptions "Compensation and Stock Option Information" and "Compensation Committee Interlocks and Insider Participation" under the caption "EXECUTIVE COMPENSATION" and under the subcaption "Director Compensation" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference to the information set forth under the caption "BENEFICIAL OWNERSHIP OF VARCO SECURITIES" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the information set forth under the caption "CERTAIN TRANSACTIONS AND RELATIONSHIPS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 FORM 8-K


(a) FINANCIAL STATEMENTS AND SCHEDULES

    The following consolidated financial statements of Varco International, Inc. and subsidiaries, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

                                                                                                                  PAGE IN
                                                                                                                  ANNUAL
                                                                                                                  REPORT
                                                                                                                  -------
    Consolidated Balance Sheets-as of December 31, 1997 and 1996.....................................................23
    Consolidated Statements of Income-Years ended December 31, 1997, 1996 and 1995...................................24
    Consolidated Statements of Shareholders' Equity-Years ended December 31, 1997,
      1996 and 1995..................................................................................................25
    Consolidated Statements of Cash Flows-Years ended December 31, 1997, 1996 and
      1995...........................................................................................................26
    Notes to Consolidated Financial Statements.......................................................................27

The Report of Independent Auditors and the following consolidated financial statement schedule of Varco International, Inc., and subsidiaries are included in Item 14(d):

                                                                                                                   PAGE
                                                                                                                  -----
   Report of Independent Auditors..................................................................................  22
   Schedule II  - Valuation and Qualifying Accounts................................................................  23

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


(b)  Reports on Form 8-K

On November 13, 1997 the Company filed a Form 8-K dated as of November 6, 1997, reporting the adoption by the Board of Directors of the Company of a Shareholder Rights Plan under Item 5.


(c)  Exhibits

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a "+".

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

*4.6 Waiver and consent to Note Agreement, dated as of June 23, 1997, to Note Agreement included as Exhibit 4.1 hereto.

 *4.7 Waiver and Fourth Amendment to Note Agreement, dated as of September 30, 1997, to Note Agreement included as Exhibit 4.1 hereto.

 *4.8 Credit Agreement, dated as of June 27, 1997, among Varco International, Inc., the financial institutions listed therein as Lenders, and Union Bank of California, N.A., as Agent.

 *4.9 First Amendment to Credit Agreement, dated as of July 15, 1997, to Credit Agreement included as Exhibit 4.8 hereto.

 *4.10 Second Amendment to Credit Agreement dated as of August 13, 1997, to Credit Agreement included as Exhibit 4.8 hereto.

 *4.11 Third Amendment to Credit Agreement dated as of November 7, 1997 to Credit Agreement included as Exhibit 4.8 hereto.

 *4.12 Fourth Amendment to Credit Agreement dated as of February 18, 1998 to Credit Agreement included as Exhibit 4.8 hereto.

  4.13 Rights Agreement, dated as of November 6, 1997, between Varco International, Inc. and Harris Trust Company of California as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination of Rights, Preferences, and Privileges of Series A Participating Preferred Stock of Varco International, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights, incorporated by reference to Exhibit 1 to the Corporation's Form 8-A Registration Statement filed November 13, 1997.

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

 10.3+ Amendment to Varco 1980 Stock Option Plan included as Exhibit 10.1 hereto, incorporated by reference to Exhibit 10.3 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

 10.4+ The Varco 1982 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 19.3 to Varco's quarterly report on Form 10-Q for the quarter ended June 30, 1982.

 10.5+ Varco International, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to Varco's annual report on Form 10-K for the year ended December 31, 1992.

 10.6+ Amendment to Varco International, Inc. Supplemental Executive Retirement Plan included as Exhibit 10.5 hereto, incorporated by reference to
        Exhibit 10.6 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

*10.7+ Second Amendment to the Varco International, Inc. Supplemental Executive Retirement Plan. included as Exhibit 10.5 hereto.

 10.8+  Varco International, Inc. Stock Bonus Plan, incorporated by reference to
        Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1985.

 10.9+  Amendment to Varco International, Inc. Stock Bonus Plan included as
        Exhibit 10.8 hereto, incorporated by reference to Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

 10.10+ Amendment to Varco International, Inc. Stock Bonus Plan included as
        Exhibit 10.8 hereto. incorporated by reference to Exhibit 10.9 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

 10.11  Lease dated March 7, 1975, as amended, incorporated by reference to
        Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1981, and agreement with respect thereto dated as of January 1, 1982, incorporated by reference to Exhibit 10.8 to Varco's annual report on Form 10-K for the year ended December 31, 1982.

 10.12  Agreement dated as of January 1, 1984, with respect to Lease included as
        Exhibit 10.11 hereto, incorporated by reference to Exhibit 10.13 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

 10.13 Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.11 hereto, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1984.

 10.14 Agreement dated as of April 12, 1985 to Lease included as Exhibit 10.11 hereto, incorporated by reference to Exhibit 10.2 to Varco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985.

 10.15  Amendment dated as of January 11, 1995 to Lease included as Exhibit
        10.11 hereto, incorporated by reference to Exhibit 10.12 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

 10.16 Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California, incorporated by reference to
        Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1988.

 10.17  First amendment dated as of January 11, 1995 to Lease included as
        Exhibit 10.16 hereto, incorporated by reference to Exhibit 10.15 to Varco's annual report on Form 10-K for the year ended December 31,1995.

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

 10.21+ Amendment to the Varco 1980 Employee Stock Purchase Plan included as
        Exhibit 10.19 hereto. incorporated by reference to Exhibit 10.21 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

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

 10.25+ Varco International Inc. 1994 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.24 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

*10.26+ Amendment to Varco International Inc. 1994 Directors' Stock Option
        Plan, included as Exhibit 10.25 hereto.

 10.27+ The Varco International, Inc. Director Savings Plan incorporated by reference to Exhibit 10.23 to Varco's annual report on Form 10-K the year ended December 31, 1994.

 10.28+ The Varco International, Inc. Executive Management Savings Plan incorporated by reference to Exhibit 10.24 to Varco's annual report in Form 10-K for the year ended December 31, 1994.

*11     Statement re computation of per share earnings.

*12     Statement re computation of ratios.

*13 1997 Annual Report to Shareholders, to the extent expressly incorporated by reference in this Report on Form 10-K. Such Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith.

*21     Subsidiaries of Varco.

*23     Consent of Independent Auditors.

*27.1   Financial Data Schedule December 31, 1997

*27.2   Restated Financial Data Schedule, December 31, 1996

*27.3   Restated Financial Data Schedule, December 31, 1995

-----------

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


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Varco International, Inc.

We have audited the consolidated balance sheets of Varco International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



ERNST & YOUNG LLP
Orange County, California
February 12, 1998

                      VARCO INTERNATIONAL, INC. AND
                      SUBSIDIARIES
                      SCHEDULE II - VALUATION AND QUALIFYING
                      ACCOUNTS

       Column A                                    Column B     Column C       Column D           Column E
                                                                     Additions
                                                             -----------------------------
                                                                               Charged to
                                                  Balance at   Charged to           other                       Balance
                                                   beginning    costs and       accounts-      Deductions-    at end of
      Description                                  of period     expenses        describe         describe       period
------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Year ended December 31, 1997:
    Deducted from asset accounts:
      Allowance for doubtful accounts....           $ 1,756       $  589          ($11)         $   213(1)     $ 2,121

      Allowance for excess and obsolete
      inventory...                                   36,879        3,701          (478)          11,344(2)      28,758
      Reserve for assets held for sale...             4,996          240                            (26)         5,262
                                                    ------------------------------------------------------------------
                    TOTALS                          $43,631       $4,530         ($489)         $11,531        $36,141
                                                    ==================================================================

Year ended December 31, 1996:
    Deducted from asset accounts:
      Allowance for doubtful accounts....           $ 1,585       $  497          ($22)         $   304(1)     $ 1,756
      Allowance for excess and obsolete
      inventory...                                   39,069          (21)                         2,169(2)      36,879
      Reserve for assets held for sale...             4,750          240                             (6)         4,996
                                                    ------------------------------------------------------------------
                    TOTALS                          $45,404       $  716          ($22)         $ 2,467        $43,631
                                                    ==================================================================


Year ended December 31, 1995:
    Deducted from asset accounts:
      Allowance for doubtful accounts....           $ 1,580       $  223        $   14          $   232(1)     $ 1,585
      Allowance for excess and obsolete
      inventory...                                   41,912          789           440(3)         4,072(2)      39,069
      Reserve for assets held for sale...             4,553          239           (42)                          4,750
                                                    ------------------------------------------------------------------
                    TOTALS                          $48,045       $1,251        $  412          $ 4,304        $45,404
                                                    ==================================================================

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Obsolete inventories written off.
(3)   Slow moving inventories sold.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VARCO INTERNATIONAL, INC.

                                   By      GEORGE I. BOYADJIEFF
                                      -------------------------
                                           George I. Boyadjieff
                                    President and Chief Executive
                                          Officer and Director

Dated March 24, 1998
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

   GEORGE I. BOYADJIEFF      President and Chief              March 24, 1998
-------------------------    Executive Officer
   George I. Boyadjieff


Principal Financial Officer:


   RICHARD A. KERTSON        Vice President-                  March 24, 1998
-------------------------    Finance
   Richard A. Kertson


Principal Accounting Officer:


   DONALD L. STICHLER        Vice President, Controller-      March 24, 1998
-------------------------    Treasurer and Secretary
   Donald L. Stichler



Other Directors:

   WALTER B. REINHOLD        Director-Chairman                March 24, 1998
------------------------
   Walter B. Reinhold



   GEORGE S. DOTSON          Director                         March 24, 1998
------------------------
   George S. Dotson



   ANDRE R. HORN             Director                         March 24, 1998
------------------------
   Andre R. Horn



   JACK W. KNOWLTON          Director                         March 24, 1998
------------------------
   Jack W. Knowlton

   LEO J. PIRCHER            Director                         March 24, 1998
------------------------
   Leo J. Pircher



   CARROLL W. SUGGS          Director                         March 24, 1998
------------------------
   Carroll W. Suggs



   ROBERT A. TEITSWORTH      Director                         March 24, 1998
------------------------
   Robert A. Teitsworth


   EUGENE R. WHITE           Director                         March 24, 1998
------------------------
   Eugene R. White



   JAMES D. WOODS            Director                         March 24, 1998
------------------------
   James D. Woods