Form 10-Q
period 1998-03-31
VARCO INTERNATIONAL INC
filed 1998-05-12
CIK 102993

                               UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

                                Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---
                                  64,428,007

       (Number of shares of Common Stock outstanding at April 30, 1998)

                         PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

  Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1998, filed as Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

  Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

  Net Income Per Share. Basic net income per share is based upon an average of 64,239,730 and 63,253,005 shares outstanding for the three months ended March 31, 1998, and 1997 respectively. Diluted net income per share is based upon an average of 65,661,636 and 64,769,163 shares outstanding for the three months ended March 31, 1998, and 1997 respectively.

  Inventories. The Company estimates the components of inventory at March 31, 1998, and December 31, 1997, to be as follows:

                           March 31, 1998       December 31, 1997
                           --------------       -----------------
   Raw Materials            $  5,946,000           $  6,118,000
   Work in Process            54,306,000             43,495,000
   Finished Goods            109,469,000             95,063,000
   LIFO Reserves             (12,027,000)           (12,705,000)
                            ------------           ------------
                            $157,694,000           $131,971,000
                            ============           ============

  Fixed Assets. Fixed assets are stated net of accumulated depreciation of $65,336,000 at March 31, 1998, and $62,469,000 at December 31, 1997.

  Common Stock and Additional Paid-In-Capital. On March 31, 1998, the Company Common Stock account was $54,702,000 and Additional Paid-In-Capital accounts were $100,435,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1998, filed as Exhibit 19 hereto, is incorporated herein by reference.


                           PART II-OTHER INFORMATION

Item 2.  Changes in Securities

In July 1992 the Company sold $50.0 million aggregate principal amount of its 8.95% Senior Notes Due June 30, 1999 (the "Senior Notes") to a group of ten institutional investors pursuant to a Note Agreement dated as of July 1, 1992 (as amended, the "Note Agreement"). The remaining

$20.0 million principal balance of the Senior Notes is payable in two equal installments on June 30, 1998 and June 30, 1999.

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


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

  27.1   Financial Data Schedule March 31, 1998

  27.2   Restated Financial Data Schedule March 31, 1997

  27.3   Restated Financial Data Schedule June 30, 1997

  27.4   Restated Financial Data Schedule September 30, 1997


  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VARCO INTERNATIONAL, INC.


Date: May 12, 1998                     By:  /s/ Richard A. Kertson
                                          ---------------------------
                                          Vice President-Finance
                                          and Chief Financial Officer



Date: May 12, 1998                     By:  /s/ Donald L. Stichler
                                          ---------------------------
                                          Vice President
                                          Controller-Treasurer and
                                          Secretary

                                 EXHIBIT INDEX


  11 Statement re computation of per share earnings for the three months ended March 31, 1998 and 1997.


  19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1998.

  27.1  Financial Data Schedule March 31, 1998

  27.2  Restated Financial Data Schedule March 31, 1997

  27.3  Restated Financial Data Schedule June 30, 1997

  27.4  Restated Financial Data Schedule September 30, 1997