Form 10-Q
period 1998-06-30
VARCO INTERNATIONAL INC
filed 1998-08-11
CIK 102993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

                                  64,472,792

        (Number of shares of Common Stock outstanding at June 30, 1998)

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

          Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1998, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

          Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

          Basic net income per share is based upon an average of 64,443,960 and 63,447,773 shares outstanding for the three months ended June 30, 1998, and 1997, respectively. Diluted net income per share is based upon an average of 65,884,697 and 65,155,951 shares outstanding for the three months ended June 30, 1998, and 1997, respectively.

          Basic net income per share is based upon an average of 64,342,409 and 63,366,010 shares outstanding for the six months ended June 30, 1998, and 1997, respectively. Diluted net income per share is based upon an average of 65,783,146 and 65,044,188 shares outstanding for the six months ended June 30, 1998, and 1997, respectively.

          Inventories. The Company estimates the components of inventory at June 30, 1998, and December 31, 1997, to be as follows:

                         June 30, 1998           December 31, 1997

   Raw Materials         $  6,934,000             $  6,118,000
   Work in Process         54,049,000               43,495,000
   Finished Goods         120,967,000               95,063,000
   LIFO Reserves          (12,536,000)             (12,705,000)
                         ------------             ------------
                         $169,414,000             $131,971,000
                         ============             ============

          Fixed Assets. Fixed assets are stated net of accumulated depreciation of $68,766,000 at June 30, 1998, and $62,469,000 at December 31, 1997.

          Common Stock and Additional Paid-In-Capital. On June 30, 1998, the Company Common Stock account was $54,841,000 and Additional Paid-In-Capital accounts were $100,606,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1998, filed as Exhibit 19 hereto, is incorporated herein by reference.

                           PART II-OTHER INFORMATION

Item 2. Changes in Securities

In July 1992 the Company sold $50.0 million aggregate principal amount of its 8.95% Senior Notes Due June 30, 1999 (the "Senior Notes") to a group of ten institutional investors pursuant to a Note Agreement dated as of July 1, 1992 (as amended, the "Note Agreement"). The remaining $10.0 million principal balance of the Senior Notes is payable on June 30, 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of Shareholders of the Company was held on May 19, 1998.

          (c) Matters voted upon at the 1998 Annual Meeting of Shareholders of the Company.

          1.   Election of Directors
     Name                            Votes For            Votes Withheld

     G. Boyadjieff                  53,013,177                5,136,678
     G. Dotson                      53,013,613                5,136,242
     A. Horn                        43,336,955               14,812,900
     J. Knowlton                    53,009,935                5,139,920
     L. Pircher                     43,320,281               14,829,574
     W. Reinhold                    53,003,954                5,145,901
     C. Suggs                       53,013,588                5,136,267
     R. Teitsworth                  52,993,420                5,156,435
     E. White                       53,013,490                5,136,365
     J. Woods                       53,011,366                5,138,489

          2. Proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 80,000,000 to 120,000,000.

          Votes For              Votes Against             Abstentions

          57,396,622             615,435                   137,798

          3. Proposal to approve certain amendments to the Company's 1994 Directors' Stock Option Plan and certain options outstanding thereunder.

           Votes For             Votes Against             Abstentions

          56,088,403             1,882,612                 178,840

          4. Proposal to ratify Ernst & Young LLP as the independent auditors of the Company.

          Votes For              Votes Against             Abstentions

          58,092,311              16,159                   41,385

Item 5. Shareholder Proposal

          For purposes of Security and Exchange Commission (SEC) Rule 14 a-4(c), a notice to the Company of a shareholder proposal for the Company's 1999 Annual Meeting of Shareholders submitted outside the processes of SEC Rule 14 a-8, which is received by the Company after March 6, 1999 will be considered untimely.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     11   Statement re computation of per share earnings for the three months and six months ended June 30, 1998 and 1997.

     19   Varco International, Inc. Second Quarter Report to Shareholders, Three
 Months Ended June 30, 1998.

     27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VARCO INTERNATIONAL, INC.


Date: August 10, 1998                        By:/s/Richard A. Kertson
                                             Vice President-Finance
                                             and Chief Financial Officer


Date: August 10, 1998                        By:/s/Donald L. Stichler
                                             Vice President,
                                             Controller-Treasurer
                                             and Secretary

                                 EXHIBIT INDEX

11 Statement re computation of per share earnings for the three months and six months ended June 30, 1998 and 1997.

19 Varco International, Inc. Second Quarter Report to Shareholders, Three Months Ended June 30, 1998.

27   Financial Data Schedule