Form 10-Q
period 1998-09-30
VARCO INTERNATIONAL INC
filed 1998-11-13
CIK 102993

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1998

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

                                   64,636,094

      (Number of shares of Common Stock outstanding at October 31, 1998)

                          PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

          Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1998, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

          Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

          Basic net income per share is based upon an average of 64,475,227 and 63,772,226 shares outstanding for the three months ended September 30, 1998, and 1997 respectively. Diluted net income per share is based upon an average of 65,484,416 and 65,294,778 shares outstanding for the three months ended September 30, 1998, and 1997 respectively.

          Basic net income per share is based upon an average of 64,387,168 and 63,502,903 shares outstanding for the nine months ended September 30, 1998, and 1997 respectively. Diluted net income per share is based upon an average of 65,396,357 and 65,025,455 shares outstanding for the nine months ended September 30, 1998, and 1997 respectively.

          Inventories. The Company estimates the components of inventory at September 30, 1998, and December 31, 1997, to be as follows:


                             September 30, 1998    December 31, 1997

   Raw Materials              $  6,891,000         $  6,118,000
   Work in Process              50,441,000           43,495,000
   Finished Goods              127,463,000           95,063,000
   LIFO Reserves               (13,038,000)         (12,705,000)
                              ------------         ------------
                              $171,757,000         $131,971,000
                              ============         ============

          Fixed Assets. Fixed assets are stated net of accumulated depreciation of $73,637,000 at September 30, 1998, and $62,469,000 at December 31, 1997.

          Common Stock and Additional Paid-In-Capital. On September 30, 1998, the Company Common Stock account was $54,845,000 and Additional Paid-In-Capital accounts were $99,814,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1998, filed as Exhibit 19 hereto, is incorporated herein by reference.

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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1998 and 1997.

      19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1998.

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



                                                 VARCO INTERNATIONAL, INC.



Date: November 11, 1998                          By: /s/ Richard A. Kertson
                                                     ---------------------------
                                                     Vice President-Finance
                                                     and Chief Financial Officer




Date: November 11, 1998                          By: /s/ Donald L. Stichler
                                                     ---------------------------
                                                     Vice President,
                                                     Controller-Treasurer
                                                     and Secretary

                                 EXHIBIT INDEX



11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1998 and 1997.

19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1998.

27  Financial Data Schedule