Form 10-K
period 1998-12-31
VARCO INTERNATIONAL INC
filed 1999-03-24
CIK 102993

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

[CAPTION]
Registrant's telephone number, including area code: (714) 978-1900

Securities registered pursuant to Section 12(b) of the Act:

                                                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                                                           ON WHICH REGISTERED
         -------------------                                                           -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1999, 64,770,111 shares of common stock were outstanding. The aggregate market value of the common stock on such date (based upon the closing price of such shares on the New York Stock Exchange) held by persons other than affiliates of registrant was approximately $469,250,000; the basis of this calculation does not constitute a determination by the registrant that such persons are affiliates, as defined in Rule 405.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part II, Items 5, 6, 7 and 8               The Company's Annual Report to
                                           Shareholders for the year ended
                                           December 31, 1998.

Part III, Items 10, 11, 12 and 13          The Company's definitive Proxy
                                           Statement for the Annual Meeting of
                                           Shareholders to be held on May 13,
                                           1999 to be filed with the Commission
                                           not later than April 30, 1999.

                                ITEM 1. Business

Introduction

          Varco was founded in 1908 and incorporated under the laws of the State of California in 1911. Varco and its subsidiaries are engaged in the design, manufacture, sale and rental of drilling tools, equipment and integrated systems and rig instrumentation used for oil and gas drilling worldwide.

          The Company's principal products are drilling equipment, drilling rig instrumentation and controls, pressure control and motion compensation equipment, solids control equipment and fluid handling systems. Drilling equipment includes integrated systems for rotating and handling the various sizes and types of pipe utilized on a drilling rig ("drilling systems") and specific purpose pipe handling tools, hoisting equipment and rotary equipment ("oil tools"). Drilling systems are manufactured, sold and rented by the Varco Systems Division while oil tools are manufactured and sold by the Varco BJ Division. Drilling rig instrumentation and control products are manufactured, sold and rented by the M/D Totco Division. Pressure control and motion compensation equipment are manufactured and sold by the Shaffer Division. Solids control equipment and fluid handling systems are sold by the Rigtech Division.

          The following table sets forth the contribution to the Company's total revenues of its five Divisions:

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                 1998             1997              1996
                                                            --------------   ---------------   ---------------
                                                                              (IN THOUSANDS)
Varco Systems                                                     $266,776          $165,510          $117,658
Varco BJ                                                            95,959            68,931            53,830
M/D Totco                                                           94,639            90,601            62,227
Shaffer                                                            256,238           206,483           123,846
Rigtech                                                             21,273            13,372             9,419
                                                                  --------          --------          --------
                                                                  $734,885          $544,897          $366,980
                                                                  --------          --------          --------

     Sales of the Company's products depend on the level of construction of new drilling rigs and the replacement and upgrading of equipment for existing rigs, particularly for offshore rigs and intermediate to deep land rigs (rigs designed for drilling in excess of 8,000 feet). The level of construction of drilling rigs and the rate at which equipment on existing rigs is replaced or upgraded depends, in substantial part, on the level of worldwide exploration and development drilling activity. Rental revenue, which is generated predominately by the M/D Totco Division, is directly related to the level of drilling activity, particularly in the U.S. and Canada. Sales of equipment and sales and rentals of instrumentation products have also depended on the design, development and successful introduction of new products for the drilling industry. Equipment and instrumentation are also sold to existing rigs for use as spare or replacement parts.

     The level of worldwide drilling activity can be influenced by numerous factors, including the prices of oil and gas, economic and political conditions, finding and development costs of oil companies, development of alternative energy sources, availability of equipment and materials, availability of new onshore and offshore acreage or concessions, and new and continued governmental regulations regarding environmental protection, taxation, price controls and product allocations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Varco Systems

     The Varco Systems Division designs and manufactures integrated systems for rotating and handling the various sizes and types of pipe used on a drilling rig. They are designed to enhance the safety and productivity of the drilling rig through mechanization and automation.

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

     The Top Drive Drilling System has evolved continuously since its initial introduction. Today, the Top Drive product line includes several models, each designed to satisfy specific customer requirements. The version initially introduced to the market in 1982, the TDS-3, remains a part of the product line. The TDS-4, introduced in 1990, is a two-speed model which permits a variation in speed and torque that is desirable for differing drilling conditions. The TDS-6S, first delivered in 1991, is a dual motor version which provides double the power and torque of a single motor unit. The TDS-7S, initially introduced in 1993, is powered by an alternating current ("AC") motor instead of the direct current ("DC") motor used on previous models. In the fourth quarter of 1997 the first TDS-8S was delivered. The TDS-8S is the AC motor version of Varco Systems' most popular Top Drive, the TDS-4S. The AC system offers lower maintenance cost, as well as providing higher torque for longer periods and a running speed more than twice that of conventional DC motor powered systems. Six TDS-8S units were delivered in 1998.

     The Integrated Drilling System ("IDS") is an adaptation of the Top
Drive concept which is more compact than its Top Drive counterparts, and which is affixed to a separately installed torque tube rather than rails permanently installed in the derrick. It can be used on rigs which are smaller and which do not have the structural integrity necessary to support a traditional Top Drive.

     In 1995 the TDS-9S was introduced. It is powered by dual AC motors, is reduced in length and rides on a separately installed torque tube. For these reasons it is especially well suited for sale or rental to the conventional land rig market, where portability is critical. It is designed for ease of installation in existing derricks, can be rigged up and rigged down in a matter of hours, and is easily transported from one location to another. During 1997 the TDS-10S was introduced. The TDS-10S is a smaller version of the TDS-9S designed for use in a variety of smaller land and workover rig applications. The TDS-10S has a 250-ton hoisting capacity as compared to the 400-ton hoisting capacity of the TDS-9S. In 1998 a higher hoisting capacity AC powered Top Drive was introduced, the TDS-11S. The TDS-11S has a hoisting capacity of 500 tons. Two TDS-10S units and ten TDS-11S units were sold in 1998.

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

     The Pipe Racking System ("PRS") is a semi-automated vertical pipe racking system which has evolved from the "Star" system to which the Company acquired the rights in 1990. When used in conjunction with an Automated Roughneck, it provides an alternative to the more fully automated PHM. Like the PHM, it is operated remotely from the driller's cabin by a single operator, but it requires more operator intervention. Its design makes it more easily adapted to a land rig or for retrofitting to an existing offshore rig. The current version of the PRS was introduced in 1996. Seventeen units of the PRS were delivered in 1998.

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

Varco BJ

     The Varco BJ product line consists of a full complement of conventional rig tools and equipment. It was formed by the combination of the original Varco oil tool products and the related products acquired in the BJ Machinery and the Martin-Decker acquisitions. These products include pipe handling tools, hoisting equipment and rotary equipment.

     Varco's pipe handling tools are designed to enhance the safety, efficiency and reliability of pipe handling operations. Many of these tools have provided innovative methods of performing the designated task through mechanization of functions previously performed manually.

     Varco BJ manufactures various tools used in the making up and breaking out of drill pipe, including spinning wrenches, manual tongs, torque wrenches and kelly spinners. The spinning wrench is a tool used to screw together and unscrew sections of drill pipe. Powered pneumatically or hydraulically, it replaces a hazardous device known as a spinning chain. Manual tongs are used to make up or break out tool joints, while the torque wrench is a hydraulically powered device which performs this function with enhanced safety and precision. The kelly spinner is a pneumatically or hydraulically powered tool used to connect and disconnect the kelly to and from the drill stem as additional lengths of pipe are added while drilling.

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

     Varco BJ expanded its casing spider line in 1994 with the introduction of the Flush Mounted Spider ("FMS 375"). It is designed to improve safety and efficiency during casing operations, by eliminating scaffolding which otherwise must be used as a raised work platform for the rig crew.

     During 1996 the Varco BJ product line was further expanded with the introduction of the BX Hydraulic Elevator and the PS 21 and PS 30 Hydraulic Power Slips. The BX Hydraulic Elevator increases safety and eliminates the normal rig complement of several different types and sizes of elevators through the use of removable bushings. The PS 21 and PS 30 Power Slips improve both safety and rig efficiency by permitting the handling of all sizes and types of tubulars with a single tool and by incorporating the FMS concept. During 1998, 46 BX elevators, 25 PS 21's and 19 PS 30's were delivered to customers.

     Rotary equipment products consist of kelly bushings and master bushings. The kelly bushing applies torque to the kelly to rotate the drill stem and fits in the master bushing which is turned by the rotary table on the floor of the rig. Varco BJ produces kelly bushings and master bushings for most sizes of kellys and makes of rotary tables.

     In 1998 Varco BJ introduced the Rotary Support Table for use on rigs with Top Drive Drilling Systems. The Rotary Support Table is used in concert with the TDS to eliminate the need for the larger conventional rotary table. Thirteen units were delivered in 1998.

     A substantial portion of the Company's sales in some of the Varco BJ products is attributable to sales of replacement parts which are subject to normal wear and to sales of spare parts. Replacement parts for kelly bushings, rotary slips, casing tools and spinning wrenches are a material part of the sales of those product lines.

M/D Totco

     The M/D Totco Division designs, manufactures and sells or rents hydraulic and electronic instrumentation and control systems, primarily for use in oil and gas well drilling operations; and, to a lesser extent, provides instrumentation to certain general industrial markets and for use in non-drilling related oilfield applications.

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

     The driller relies on certain instruments to provide information critical to the operation of the drilling rig. At a minimum, this information includes the status of such basic data as weight-on-bit, rotary RPM, rotary torque, hook load, rate of penetration, mud pit volume, and mud flow. The indicators which display this data are generally contained in a common housing called a drilling console. A drilling console may range in sophistication from a collection of analog gauges to a microprocessor based system such as the M/D Totco "Spectrum 1000".

     Computer based electronic data acquisition systems provide real-time analysis and display of the various drilling data at the driller's station, as well as other locations around the rig. In 1991 M/D Totco introduced the TOTAL system, a computer-based data acquisition system incorporating up-to-date electronic technology with comprehensive analytical capabilities. The emphasis in TOTAL is on the analysis and interpretation of data via computer software, so that the information displayed to the driller enables him to operate the rig more safely and efficiently.

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

     In addition to MDS(TM) a number of additional analytical capabilities have been developed for the TOTAL System. Drill-Off, a computerized drilling optimization program was jointly developed by M/D Totco and Exxon. An agreement with Schlumberger's Anadril Division, authorizing M/D Totco to manufacture and market a sophisticated kick detection system known as Kick-Alert(SM) was finalized in 1993. A joint effort by M/D Totco and British Petroleum to incorporate a software program known as Early Kick Detection (EKD) on the TOTAL system was completed in 1995. An exclusive Worldwide Marketing agreement with Logware, Inc. to market a Windows(TM) based drilling information system was completed in 1993.

     The TOTAL system is designed so that it may be scaled to the requirements of a particular drilling operation. For relatively routine drilling requirements it can represent a cost-effective means of providing basic information; however, it can be expanded to encompass the full range of analytical capability for complex and costly offshore drilling.

     Other drilling related products of M/D Totco include drift indicators, which are used to measure and record the degree of drift of the well from vertical; mechanical recorders, which produce a permanent record in chart form when an electronic system is not being used; drilling control systems (auto-drillers) which automatically maintain a constant pressure on the drill bit, and drilling chokes which provide a remotely actuated method of controlling "kicks."

     In 1997 M/D Totco also introduced the Varco Integrated Control and Information System ("V-ICIS"), a computer-based system which combines the physical control of all of Varco's automated equipment and potentially that of third parties, into a common, user-friendly system which also integrates the analytical capabilities of the TOTAL system. Five V-ICIS systems were delivered in 1998.

     Products of the M/D Totco Division used outside the drilling process include load and radius indicating systems for pedestal type cranes, anchor tension monitoring systems for use in mooring and positioning applications, and specialty scales for industrial use.

     In 1993, the Company acquired all of the outstanding shares of Metrox, Inc., a manufacturer of strain gauge systems. The acquisition of strain gauge technology provides further penetration into the industrial crane and weight monitoring markets as well as enhancing the overall M/D Totco sensor technology. Strain gauge sensors provide an extremely precise measurement of many factors critical to the drilling operations.

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

Shaffer

     The Shaffer Division designs, manufactures, sells and distributes pressure control equipment (including ram blowout preventers, annular or spherical blowout preventers and rotating blowout preventers); blowout preventer control systems; riser; and motion compensation systems (including riser tensioners, drillstring compensators and crown mounted compensators).

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

     Shaffer expanded its BOP line in 1995 with the introduction of a system for achieving Pressure Control While Drilling (PCWD(R)). This new BOP allows normal drilling operations to proceed while controlling pressures up to 2,000 psi, and will operate as a normal Spherical BOP at pressures up to 5,000 psi. During 1998, PCWD revenue was approximately $1.5 million.

     In 1998 Shaffer introduced the "NXT" ram type BOP which eliminates door bolts providing weight and space savings. Its unique features make subsea operation more efficient though faster ram configuration changes without
tripping the stack.   Shaffer has booked three orders for NXTs, all of which are expected to be delivered in 1999.

     Shaffer sells conventional BOP control systems under the registered trademark Koomey(R). The Koomey control system is hydraulically actuated and is used to remotely operate BOPs and associated valves for both land systems and offshore systems. With the recent increase in deep-water drilling depths, traditional hydraulic control systems are inadequate to activate BOPs, which rest on the ocean floor and may be 5,000 feet or more below the surface. In 1997, Shaffer introduced the IVth Generation MUX, an electronic control system designed specifically for deep-water applications. Twelve such systems were delivered in 1998.

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

     Shaffer also manufactures and sells flowline devices, primarily Best(TM) chokes, used in the production phase of the oil and gas industry. These chokes are designed for both topside-platform and subsea production, for both standard service and sulfur (H2S) service. Prior to 1993, these chokes were manufactured and sold by Varco BJ.

     Sales of spare and replacement parts, and the repair and reconditioning of used equipment constitute a significant part of Shaffer's revenue.

Rigtech

     The Rigtech Division designs, sells and rents solids control equipment and fluid handling systems. Solids control equipment removes cuttings ("solids") from the drilling fluid so that it may be recirculated, and fluid handling systems automate the process of handling drilling fluids on a drilling rig. Rigtech products are generally subcontracted to third parties for manufacturing.


     In the drilling operation, mud is pumped down the drill pipe and exits through nozzles in the drill bit. The mud acts as a lubricant to the drill bit, as a pressure equalizer and as a vehicle which carries the drilled solids back to the surface. Shale shakers are the principal solids control machines used to clean the cuttings from the mud, enabling it to be reused. The VSM 100 is designed to pass large volumes of mud over fine mesh screens to extract as many of the cuttings from the mud, thus minimizing the use of the other solids removal equipment before the mud is recirculated. Other equipment that may be employed to remove solids are the VSM 200 mud cleaner and de-sander and de-silter hydrocyclones. During 1997 Rigtech introduced the VSM 300, a new generation shale shaker designed to operate more efficiently in a wider variety of geologic conditions. In 1998, 77 units were sold.

     The Rigtech fluid handling systems include the AMS 2000 mud chemical handling system, which is designed to handle, store and mix mud chemicals. The mud chemicals are provided to the rig in "big-bags" which are placed in a hopper fitted with a vibrating mechanism. A computer controlled valve in the base of the bag is used to discharge the chemical powder to the mud mixer at the desired rate. The AMS 2000 eliminates the manual handling of large sacks of powdered chemicals, improving efficiency and reducing exposure to a potentially hazardous work environment.

     The AMS 1000 automated mud system is a computer controlled system which oversees and controls the entire mud management. The aim of the system is to release manpower from manual operations while continuously monitoring the process to ensure that it is performing properly. During 1998 Rigtech delivered three AMS 1000 systems.

     Rigtech equipment and systems are designed to minimize the cost of drilling through lowering mud costs and improving operational efficiency, while at the same time reducing the labor requirement and improving the safety of the drilling operation.


Research and New Product Development

     Varco believes that it is a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling process, and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Varco's significant product developments have included the safety spinning wrench, the torque wrench, the spring slip, pneumatically operated casing elevators and spiders, the Automated Roughneck, the Top Drive Drilling System, the Pipe Handling Machine, the Pipe Racking System, the TOTAL system and the V-ICIS control system. At December 31, 1998, the Company employed 372 persons on its engineering and design staffs who were principally engaged in research and development. Total expenditures for research and development were $34.6 million in 1998, $21.1 million in 1997 and $14.3 million in 1996.

     As of December 31, 1998, the Company held 110 United States patents and had 6 patent applications pending. Expiration dates of such patents range from 1999 to 2015. As of such date the Company also had 189 foreign patents and 17 patent applications pending relating to inventions covered by the United States patents. The preceding include patent rights received in connection with the BJ Machinery, Martin-Decker, TOTCO and Shaffer acquisitions. There are no assurances that patents will be granted in response to pending applications.

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

Acquisitions


     On November 30, 1994 the Company acquired all of the outstanding shares of Rig Technology Limited ("Rigtech"), a company incorporated in Scotland, for a cost of approximately $8,954,000. Rigtech provides equipment and systems used in the handling, mixing, transport and conditioning of drilling fluids and operates as the Company's Rigtech Division.

International Operations

     The Company's products are sold for use in approximately 96 countries by United States customers operating in the United States and abroad, as well as by foreign customers such as privately-owned corporations and national oil companies. The Company includes as an international sale any sale where the product is designated for use other than in the United States. Revenues from products sold for use outside the United States accounted for approximately 54%, 56% and 67% of the Company's total revenues for the years ended December 31, 1998, 1997, and 1996, respectively. For further information regarding the Company's worldwide operations and international sales and rentals, see Note j of Notes to Consolidated Financial Statements.

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

Sales and Distribution

     To facilitate the distribution of its drilling equipment and pressure control products, the Company maintains domestic sales and service facilities in California, Louisiana, Oklahoma, Texas and Wyoming. The rental of drilling rig instrumentation requires local availability of equipment, transportation of the equipment to the rig site and installation by qualified personnel. To service this market, the Company maintains M/D Totco sales and service facilities in 11 states, including those mentioned above, as well as 3 locations in Canada. Internationally, the Company maintains offices in Abu Dhabi, Brazil, China, Holland, Moscow, Norway, Scotland, Singapore and Venezuela. The Company employs independent agents in

Mexico, South America, Europe, the Middle East, the Far East and Asia, the South Pacific and in parts of the United States.

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


     During 1998 sales to two customers were $122,010,000 and $100,304,000, respectively. During 1996 sales to one customer amounted to $45,228,000. There were no sales to a single customer in 1997 in excess of 10% of total sales.

Backlog

     Sales of the Company's products are made on the basis of written purchase orders or contracts and, consistent with industry practice, by telex, letter or oral commitment later confirmed by a written order. In accordance with industry practice, orders and commitments generally can be cancelled by customers at any time. However, the Company is generally entitled to cancellation fees for expenses and costs incurred prior to the cancellation of orders. In addition, orders and commitments are sometimes modified before or during manufacture of the products.

     The backlog of unshipped orders was approximately as follows on the dates indicated:

                                                                              December 31,
                                                                             -------------
                                                                   1998             1997            1996
                                                                   ----             ----            ----
(in thousands)
Varco Systems                                                  $128,944         $172,838        $ 50,913
Varco BJ                                                         33,587           40,073           9,625
M/D Totco                                                        26,069           16,259           6,258
Shaffer                                                         174,430          224,180         119,611
Rigtech                                                           4,383            9,545             465
                                                               --------         --------        --------
    Total                                                      $367,413         $462,895        $186,872
                                                               --------         --------        --------

     The Company expects that substantially all of the backlog will be shipped by December 31, 1999. At December 31, 1998 the Company had received $95.8 million in customer cash deposits related to orders included in backlog.

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

     Varco's principal competitor with respect to most Varco Systems products is Maritime Hydraulics A/S, a division of Acker Maritime A/S, a Norwegian company. Other competitors with respect to the Top Drive Drilling System include National-Oilwell Inc., A/S Hydralift, another Norwegian company which acquired the rights to the product previously marketed by ACB offshore, a French company, and Tesco

Corporation, a Canadian company, that competes principally in the land Top Drive market against Varco Systems' TDS-9S, TDS-10S and TDS-11S. Since its introduction in 1982 and as of December 31, 1998, Varco had sold and delivered over 620 Top Drive Drilling Systems, and the Company believes that its competitors had sold and delivered less than 300 systems during the same time period.

     Varco's most significant domestic competitors with respect to oil tools include Phoenix Energy Services, a subsidiary of National-Oilwell Inc., DenCon Oil Tools and Weatherford International, Inc. In foreign markets Varco experiences competition from most of its domestic competitors and from foreign companies as well.

     M/D Totco competes, in the domestic rental market, with the Swaco Geolograph Division of Smith International, Inc., Petron Industries Inc. and Adair Supply Inc. In domestic product sales, the competition consists of Wagner International Inc., Atlas Company and a number of smaller regional companies. In the international market it competes with these same companies along with such foreign competitors as Hitec A/S, a Norwegian company.

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

     Rigtech products are generally subcontracted to third parties for manufacturing. The Company believes that an adequate number of subcontractors exist for the manufacture of Rigtech products.

Employees

     At December 31, 1998 the Company had a total of 2,951 employees (of which 155 were temporary employees). Of such employees, 821 employees were engaged in sales and marketing, 372 employees were engaged in engineering and design, 153 employees were engaged in administrative or clerical capacities, and 1,605 were engaged in manufacturing. The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Varco are as follows:

                 NAME                       AGE                      POSITION
                 ----                       ---                      --------
Walter B. Reinhold                           74   Chairman Emeritus
George Boyadjieff                            60   Chairman of the Board, President and Chief Executive
                                                  Officer and Director
Richard A. Kertson                           59   Vice President-Finance and Chief Financial Officer

Donald L. Stichler                           55   Vice President, Controller-Treasurer and Chief
                                                  Accounting Officer and Secretary
Robert J. Gondek                             55   Vice President and President - M/D Totco

Mark A. Merit                                41   Vice President and President - Shaffer
Roger D. Morgan                              55   Vice President and President - Varco Systems

Michael W. Sutherlin                         55   Vice President and President - Varco BJ

Officers are elected by, and serve at the pleasure of, the Board of Directors.

     Mr. Reinhold has been a director of the Company since 1970. He served as Chairman of the Board from 1976 until 1999. He served as Chief Executive Officer of the Company from 1970 until 1991, and prior thereto he served as Executive Vice President. He has been employed by the Company since 1949. Mr. Reinhold is a director of Amdahl Corporation.

     Mr. Boyadjieff was elected President of the Company in May 1981, Chief Executive Officer in April 1991, and Chairman of the Board in May 1998. Mr. Boyadjieff served as Chief Operating Officer from June 1979 until April 1991. Prior to his election as President, he was the Senior Vice President - Operations. He has been a director of the Company since 1976 and joined the Company in 1969. Mr. Boyadjieff is a director of Unit Instruments, Inc.

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

     Mr. Gondek has served as President of the M/D Totco Division since November 1990 and was elected Vice President of the Company in April 1991. From September 1986 until November 1990, Mr. Gondek was the Vice President and General Manager of the TOTCO operations of Baker Hughes Incorporated.

     Mr. Merit was elected Vice President of the Company and President of Shaffer in October 1992. He had been Vice President-Manufacturing of Varco Systems since August 1991. Previously he was Operations Manager of Varco U.K. Limited from March 1990, and prior to that he was Manager of Engineering Software Development for Varco Systems since 1985. He has been employed by the Company in various capacities since 1980.

     Mr. Morgan was elected Vice President of the Company in May 1984 and President of Varco Systems in May 1990. He had been Vice President-Materials and Manufacturing of Varco Oil Tools since May 1981. Previously, he was Vice President-Materials and Production of Varco Oil Tools. He has been employed by the Company in various capacities since 1974.

     Mr. Sutherlin was elected Vice President of the Company in May 1984 and President-Varco BJ in July 1988. Previously he served as Vice President-Best Operations. He has been employed by the Company in various capacities since 1975.

ITEM 2.  PROPERTIES

     The Company's principal manufacturing facilities are located in Orange, California (the "Orange Facility"), Etten-Leur, The Netherlands (the "Etten-Leur Facility"), Cedar Park, Texas (the "Cedar Park Facility") and Houston. The Orange Facility and the Etten-Leur Facility are used primarily for manufacturing the Company's drilling equipment; the Cedar Park Facility manufactures primarily instrumentation products; and the Houston Facilities are used for manufacturing pressure control, motion compensation and drilling equipment and flow line devices. Rigtech products are generally subcontracted to third parties for manufacturing.

     The Orange Facility occupies approximately nine acres in Orange County, California which are leased under a long-term lease. The Orange Facility includes three manufacturing/warehouse buildings comprising a total of approximately 160,000 square feet and a four-story high-rise facility with automatic storage and retrieval capabilities. The Orange Facility is currently leased, and the lessors include certain officers, shareholders, and directors of the Company and affiliated trusts. During 1997 the Varco Systems Division leased an additional 19,000 square foot manufacturing building located nearby for a term of five years. The Orange Facility is the primary manufacturing location for the Varco Systems Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was in excess of a two shift operation for 1998 and 1997 as compared to approximately 95% of capacity in 1996.

     The Etten-Leur Facility consists of approximately 73,000 square feet of manufacturing and warehousing space and approximately 12,900 square feet of office space on approximately six acres of land. This facility is the primary manufacturing location for the Varco BJ Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was in excess of a two shift operation for 1998 as compared to near capacity in 1997 and 1996.

     The M/D Totco products are manufactured at the Cedar Park Facility. The Company leased this facility from Cooper Industries, Inc. until 1995 when the Company purchased this facility for approximately $3.6 million. The Cedar Park Facility consists of approximately 200,000 square feet of manufacturing and warehousing space and approximately 33,000 square feet of office space located on approximately 40 acres. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was in excess of a two shift operation in 1998 and 1997 and approximately 95% of capacity during 1996.

     The Shaffer Division's products are principally manufactured at the "Shaffer Facility", which consists of approximately 286,000 square feet of manufacturing and warehousing space and approximately 77,000 square feet of office space located on approximately 34 acres located in Houston, Texas. In addition, certain products of the Varco BJ Division are manufactured at this facility. The Shaffer facility has been operated by the Company since the acquisition of Shaffer in 1992. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility for 1997 and 1996 was in excess of a two shift operation as compared to 80% in 1995. In February 1997, Shaffer purchased all of the assets of a Houston machine shop operation and simultaneously entered into a five-year lease for the related 80,000 square foot manufacturing facility. Shaffer began operation of the facility in March 1997. During 1997 Shaffer further expanded its manufacturing space by acquiring additional satellite facilities in the Houston area. At the end of 1997 Shaffer leased the above 80,000 square foot facility plus four additional satellite facilities ranging in size from 8,000 square feet to 33,000 square feet (together with the Shaffer Facility, the "Houston Facilities.") Two of the satellite facilities have been listed for sale.


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

     The Drilling Systems Division's administration and the Company's executive offices are located in Orange, California adjacent to the Orange Facility. They comprise approximately 36,000 square feet of office space and are leased from certain officers, shareholders and directors of the Company, affiliated trusts and other lessors.

     The Company owns sales and service facilities in Oklahoma, Wyoming, Scotland and Singapore and leases approximately 22 such facilities throughout the United States in addition to facilities in Brazil, Canada, China, Mexico and Venezuela.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Varco or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information concerning the market for the Registrant's Common Stock and related stockholder matters contained under the captions "Price Range of Varco Common Stock," "Dividend Policy" and "Common Stock" on page 44 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is hereby incorporated by reference.

     During the fiscal year ended December 31, 1998 there were no sales of equity securities of the Registrant by the Registrant which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information set forth under the caption "Five-Year Financial and Operating Highlights" on page 22 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 28 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is hereby incorporated by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to certain market risks which are inherent in the Company's financial instruments and which arise from transactions entered into in the normal course of business. The Company does not considered these risks significant, and the Company does not enter into derivative financial instrument transactions to offset these risks.

     Borrowings under the Company's revolving credit facility do not give rise to significant interest rate risks because these borrowings have a variable interest rate. The Company is subject to interest rate risk on its fixed interest rate debt. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. Fixed interest rate borrowings have not been significant during the three years ended December 31, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is hereby incorporated by reference to pages 29 through 43 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998. The Report of Independent Auditors is included in Item 14(d).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the information set forth under the subcaptions "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, except that information concerning the Executive Officers of the Registrant is contained in Item 1 under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the information set forth under the subcaptions "Compensation and Stock Option Information" and "Compensation Committee Interlocks and Insider Participation" under the caption "EXECUTIVE COMPENSATION" and under the subcaption "Director Compensation" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the information set forth under the caption "BENEFICIAL OWNERSHIP OF VARCO SECURITIES" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the information set forth under the caption "CERTAIN TRANSACTIONS AND RELATIONSHIPS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
  FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

     The following consolidated financial statements of Varco International, Inc. and subsidiaries, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

                                                                                                     PAGE IN
                                                                                                     ANNUAL
                                                                                                     REPORT
                                                                                                  -------------
Consolidated Balance Sheets-as of December 31, 1998 and 1997...................................        29
Consolidated Statements of Income-Years ended December 31, 1998, 1997 and  1996................        30
Consolidated Statements of Shareholders' Equity-Years ended December 31, 1998,
   1997 and 1996...............................................................................        31
Consolidated Statements of Cash Flows-Years ended December 31, 1998, 1997 and
   1996........................................................................................        32
Notes to Consolidated Financial Statements.....................................................        33

The Report of Independent Auditors and the following consolidated financial statement schedule of Varco International, Inc., and subsidiaries are included in Item 14(d):

                                                                                                      PAGE
                                                                                                  -------------
Report of Independent Auditors.................................................................        21
   Schedule II  - Valuation and Qualifying Accounts............................................        22

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1998.

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

*3.2      Certificate of Amendment of Amended and Restated Articles of Incorporation of Varco, as filed with the California Secretary of State on June 5, 1998.

*3.3      Certificate of Determination of Rights, Preferences and Privileges of Series A Participating
          Preferred Stock of Varco, as filed with the California Secretary of State on November 6, 1997.

*3.4      Certificate of Correction of Certificate of Determination of Rights, Preferences and Privileges
          of Series A Participating Preferred Stock of Varco, as filed with the California Secretary of
          State on November 14, 1997.

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

4.6       Waiver and consent to Note Agreement, dated as of June 23, 1997, to Note Agreement included as
          Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.6  to Varco's annual report on Form
          10-K for the year ended December 31, 1997.

4.7       Waiver and Fourth Amendment to Note Agreement, dated as of September 30, 1997, to Note
          Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.7 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

4.8       Credit Agreement, dated as of June 27, 1997, among Varco International, Inc., the financial institutions listed therein as Lenders, and Union Bank of California, N.A., as Agent,
          incorporated by reference to Exhibit 4.8 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

4.9       First Amendment to Credit Agreement, dated as of July 15, 1997, to Credit Agreement included as Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.9 to Varco's annual report on Form 10-K for the year ended
          December 31, 1997.

4.10      Second Amendment to Credit Agreement dated as of August 13, 1997, to Credit Agreement included as Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.10 to Varco's annual report on
          Form 10-K for the year ended December 31, 1997.

4.11      Third Amendment to Credit Agreement dated as of November 7, 1997 to Credit Agreement included as Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.11 to Varco's annual report on
          Form 10-K for the year ended December 31, 1997.

4.12      Fourth Amendment to Credit Agreement dated as of February 18, 1998 to Credit Agreement included as Exhibit 4.8 hereto, incorporated by reference to Exhibit 4.12 to Varco's annual report on
          Form 10-K for the year ended December 31, 1997.

*4.13     Fifth Amendment to Credit Agreement dated as of November 3, 1998 to Credit Agreement included as Exhibit 4.8 hereto.


4.14      Rights Agreement, dated as of November 6, 1997, between Varco International, Inc. and Harris
          Trust Company of California as Rights Agent, which includes: as Exhibit A thereto, the Form of
          Certificate of Determination of Rights, Preferences, and Privileges of Series A Participating
          Preferred Stock of Varco International, Inc.; as Exhibit B thereto, the Form of Rights
          Certificate; and, as Exhibit C thereto, the Summary of Rights, incorporated by reference to
          Exhibit 1 to theCorporation's Form 8-A Registration Statement filed November 13, 1997.

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

10.7+     Second Amendment to the Varco International, Inc. Supplemental Executive Retirement Plan,
          included as Exhibit 10.5  hereto, incorporated by reference to Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

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

10.18+      The Varco International, Inc. 1990 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.2 to Varco's Registration Statement on Form S-8, Registration No. 333-21681.

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

*10.22+     Varco International Inc. Management Incentive Bonus Plan.

10.23+      Varco International Inc. 1994 Directors' Stock Option Plan, incorporated by reference to
            Exhibit 10.24 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

10.24+      Amendment to Varco International Inc. 1994 Directors' Stock Option Plan, included as Exhibit
            10.23 hereto, incorporated by reference to Exhibit 10.26 to Varco's annual report on Form
            10-K for the year ended December 31, 1997.

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

*12         Statement re computation of ratios.

*13         1998 Annual Report to Shareholders, to the extent expressly incorporated by reference in this
            Report on Form 10-K. Such Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith.

*21         Subsidiaries of Varco.

*23         Consent of Independent Auditors.

*27         Financial Data Schedule December 31, 1998




____________
* Filed herewith

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

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Varco International, Inc.

We have audited the accompanying consolidated balance sheets of Varco International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ERNST & YOUNG LLP
Orange County, California
February 8, 1999

                         VARCO INTERNATIONAL, INC. AND
                                  SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS

                          Column A                     Column B     Column C         Column D                Column E
                                                                    Additions       Additions
                                                      Balance at   Charged to        Charged                          Balance
                                                      beginning     costs and        To other        Deductions-     at end of
                                                      of period     expenses        accounts-          describe       period
                                                      ---------     --------         describe        -----------     ---------
                                                                                 ----------------
                        Description                                               (in thousands)
                        -----------
Year ended December 31, 1998:
 Deducted from asset accounts:
   Allowance for doubtful accounts.................     $ 2,121       $1,331             $   48        $   149(1)     $ 3,351
   Allowance for excess and obsolete inventory.....      28,758        1,989               (188)         4,408(2)      26,151
   Reserve for assets held for sale................       5,262          240                                (6)         5,508
       TOTALS......................................     $36,141       $3,560              ($140)       $ 4,551        $35,010

Year ended December 31, 1997:
 Deducted from asset accounts:
   Allowance for doubtful accounts.................     $ 1,756       $  589               ($11)       $   213(1)     $ 2,121
  Allowance for excess and obsolete inventory            36,879        3,701               (478)        11,344(2)      28,758
      Reserve for assets held for sale                    4,996          240                               (26)         5,262
       TOTALS......................................     $43,631       $4,530              ($489)       $11,531        $36,141

Year ended December 31, 1996:
  Deducted from asset accounts:
   Allowance for doubtful accounts.................     $ 1,585       $  497               ($22)       $   304(1)     $ 1,756
   Allowance for excess and obsolete inventory.....      39,069          (21)                            2,169(2)      36,879
   Reserve for assets held for sale................       4,750          240                                (6)         4,996
       TOTALS......................................     $45,404       $  716               ($22)       $ 2,467        $43,631

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Obsolete inventories written off.

                                   SIGNATURES

     Persuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VARCO INTERNATIONAL, INC.

                              By :      GEORGE I. BOYADJIEFF
                                 ---------------------------
                                   George I. Boyadjieff
                                Chairman, President and Chief
                                      Executive Officer

Dated March 19, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

                                              Chairman, President and Chief             March 19, 1999
         GEORGE I. BOYADJIEFF                        Executive Officer
---------------------------------------
         George I. Boyadjieff

Principal Financial Officer:

          RICHARD A. KERTSON                  Vice President- Finance                   March 19, 1999
---------------------------------------
          Richard A. Kertson

Principal Accounting Officer:

          DONALD L. STICHLER                  Vice President, Controller-               March 19, 1999
---------------------------------------       Treasurer and Secretary
          Donald L. Stichler

Other Directors:

          WALTER B. REINHOLD                  Director                                  March 19, 1999
---------------------------------------
          Walter B. Reinhold

          GEORGE S. DOTSON                    Director                                  March 19, 1999
---------------------------------------
          George S. Dotson

          ANDRE R. HORN                       Director                                  March 19, 1999
---------------------------------------
          Andre R. Horn

          JACK W. KNOWLTON                    Director                                  March 19, 1999
---------------------------------------
          Jack W. Knowlton

          LEO J. PIRCHER                      Director                                  March 19, 1999
---------------------------------------
          Leo J. Pircher

          CARROLL W. SUGGS                    Director                                  March 19, 1999
---------------------------------------
          Carroll W. Suggs

          ROBERT A. TEITSWORTH                Director                                  March 19, 1999
---------------------------------------
          Robert A. Teitsworth

          EUGENE R. WHITE                     Director                                  March 19, 1999
---------------------------------------
          Eugene R. White

          JAMES D. WOODS                     Director                                   March 19, 1999
---------------------------------------
          James D. Woods