Form 10-Q
period 1999-03-31
VARCO INTERNATIONAL INC
filed 1999-05-13
CIK 102993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

                                  65,037,410

       (Number of shares of Common Stock outstanding at April 30, 1999)

                         PART I-FINANCIAL INFORMATION


Item 1. Financial Statements.

        Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc. (the "Company") and its subsidiaries included in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1999, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

        Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

        Net Income Per Share. Basic net income per share is based upon an average of 64,735,804 and 64,239,730 shares outstanding for the three months ended March 31, 1999, and 1998 respectively. Diluted net income per share is based upon an average of 65,480,304 and 65,661,636 shares outstanding for the three months ended March 31, 1999, and 1998 respectively.

        Inventories. The Company estimates the components of inventory at March 31, 1999, and December 31, 1998, to be as follows:

                               March 31, 1999       December 31, 1998
                               --------------       -----------------

        Raw Materials          $  5,564,000         $  5,806,000
        Work in Process          51,144,000           50,684,000
        Finished Goods          101,330,000          109,581,000
        LIFO Reserves           (13,709,000)         (13,659,000)
                               ------------         ------------
                               $144,329,000         $152,412,000
                               ============         ============

        Fixed Assets. Fixed assets are stated net of accumulated depreciation of $76,632,000 at March 31, 1999, and $71,263,000 at December 31, 1998.

        Common Stock and Additional Paid-In-Capital. On March 31, 1999, the Company Common Stock account was $55,196,000 and Additional Paid-In-Capital accounts were $103,128,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 1999, filed as Exhibit 19 hereto, is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to certain market risks which are inherent in the Company's financial instruments and which arise from transactions entered into in the normal course of business. The Company does not considered these risks significant, and the Company does not enter into derivative financial instrument transactions to offset these risks.

        Borrowings under the Company's revolving credit facility do not give rise to significant interest rate risks because these borrowings have a variable interest rate. The Company is subject to interest rate risk on its fixed interest rate debt. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. Fixed interest rate borrowings have not been significant during the three Months ended December 31, 1999.


                           PART II-OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

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

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

        10.1  Varco International Inc. Deferred Compensation Plan

        10.2  Varco International, Inc. Director Deferred Compensation Plan.

        11    Statement re computation of per share earnings for the three months ended March 31, 1999 and 1998.

        19    Varco International, Inc. First Quarter Report to Shareholders,
Three Months Ended March 31, 1999.

        27    Financial Data Schedule March 31, 1999

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VARCO INTERNATIONAL, INC.


Date: May 10, 1999                      By: /s/ Richard A. Kertson
                                            ----------------------
                                        Vice President-Finance
                                        and Chief Financial Officer


Date: May 10, 1999                      By: /s/ Donald L. Stichler
                                            ----------------------
                                        Vice President
                                        Controller-Treasurer
                                        and Secretary

                                 EXHIBIT INDEX


10.1    Varco International Inc. Deferred Compensation Plan

10.2    Varco International, Inc. Director Deferred Compensation Plan.

11 Statement re computation of per share earnings for the three months ended March 31, 1999 and 1998.

19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 1999.

27      Financial Data Schedule March 31, 1999