Form 10-Q
period 1999-06-30
VARCO INTERNATIONAL INC
filed 1999-08-11
CIK 102993

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        ---

                                  65,058,673

        (Number of shares of Common Stock outstanding at June 30, 1999)

                         PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

          Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc., (the "Company") and its subsidiaries included in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1999, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

          Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

          Basic net income per share is based upon an average of 65,044,761 and 64,443,960 shares outstanding for the three months ended June 30, 1999, and 1998, respectively. Diluted net income per share is based upon an average of 65,897,179 and 65,884,697 shares outstanding for the three months ended June 30, 1999, and 1998, respectively.

          Basic net income per share is based upon an average of 64,891,136 and 64,342,409 shares outstanding for the six months ended June 30, 1999, and 1998, respectively. Diluted net income per share is based upon an average of 65,743,554 and 65,783,146 shares outstanding for the six months ended June 30, 1999, and 1998, respectively.

          Inventories. The Company estimates the components of inventory at June 30, 1999, and December 31, 1998, to be as follows:

                            June 30, 1999        December 31, 1998
                            -------------        -----------------
     Raw Materials          $  5,059,000           $  5,806,000
     Work in Process          36,932,000             50,684,000
     Finished Goods           90,869,000            109,581,000
     LIFO Reserves           (12,677,000)           (13,659,000)
                            ------------           ------------
                            $120,183,000           $152,412,000
                            ============           ============

          Fixed Assets. Fixed assets are stated net of accumulated depreciation of $74,706,000 at June 30, 1999, and $71,263,000 at December 31, 1998.

          Common Stock and Additional Paid-In-Capital. On June 30, 1999, the Company Common Stock account was $55,427,000 and Additional Paid-In-Capital accounts were $104,361,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Second Quarter Report to Shareholders for the three months ended June 30, 1999, filed as Exhibit 19 hereto, is incorporated herein by reference.

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

  Borrowings under the Company's revolving credit facility do not give rise to significant interest rate risks because these borrowings have a variable interest rate. The Company has no fixed interest rate debt at June 30, 1999. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. Fixed interest rate borrowings have not been significant during the three Months ended June 30, 1999.

                           PART II-OTHER INFORMATION

Item 2.   Changes in Securities

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

Item 4.  Submission of Matters to a Vote of Security Holders

               (a) The annual meeting of Shareholders of the Company was held on May 13, 1999.

               (c) Matters voted upon at the 1999 Annual Meeting of Shareholders of the Company.

               1.   Election of Directors

         Name                        Votes For   Votes Withheld
         G. Boyadjieff              57,405,787      111,469
         G. Dotson                  57,409,574      107,682
         A. Horn                    47,906,607    9,610,649
         J. Knowlton                57,393,260      123,996
         L. Pircher                 56,560,434      956,822
         W. Reinhold                57,396,677      120,579
         C. Suggs                   57,405,822      111,434

           R. Teitsworth              57,406,098      111,158
           E. White                   57,401,637      115,619
           J. Woods                   57,402,207      115,049


               2. Proposal to ratify Ernst & Young LLP as the independent auditors of the Company.

           Votes For                  Votes Against             Abstentions

           57,465,475                     24,525                   27,256


Item 6.    Exhibits and Reports on Form 8-K


     (a)   Exhibits

     10.1  Amendments to the Varco International, Inc. 1990 Stock Option Plan.

     10.2  Form of amendment to stock option agreements.

      11   Statement re computation of per share earnings for the three months and six months ended June 30, 1999 and 1998.

     19    Varco International, Inc. Second Quarter Report to Shareholders,
 Three Months Ended June 30, 1999.

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



                                        VARCO INTERNATIONAL, INC.



Date: August 10, 1999                   By:/s/Richard A. Kertson
                                        Vice President-Finance
                                        and Chief Financial Officer


Date: August 10, 1999                   By:/s/Donald L. Stichler
                                        Vice President,
                                        Controller-Treasurer
                                        and Secretary

                                 EXHIBIT INDEX



10.1  Amendments to the Varco International, Inc. 1990 Stock Option Plan.

10.2  Form of amendment to stock option agreements.

11 Statement re computation of per share earnings for the three months and six months ended June 30, 1999 and 1998.

19 Varco International, Inc. Second Quarter Report to Shareholders, Three Months Ended June 30, 1999.

27    Financial Data Schedule