Form 10-Q
period 1999-09-30
VARCO INTERNATIONAL INC
filed 1999-11-12
CIK 102993

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
          (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

                                  65,273,151
      (Number of shares of Common Stock outstanding at October  31, 1999)

                         PART I-FINANCIAL INFORMATION


Item 1.   Financial Statements.

     Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International Inc. (the "Company") and its subsidiaries included in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1999, filed as Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

     Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments, which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

     Basic net income per share is based upon an average of 65,091,388 and 64,475,227 shares outstanding for the three months ended September 30, 1999 and 1998, respectively. Diluted net income per share is based upon an average of 66,025,020 and 65,484,416 shares outstanding for the three months ended September 30, 1999 and 1998, respectively.

     Basic net income per share is based upon an average of 64,958,620 and 64,387,168 shares outstanding for the nine months ended September 30, 1999 and 1998, respectively. Diluted net income per share is based upon an average of 65,802,137 and 65,396,357 shares outstanding for the nine months ended September 30, 1999 and 1998, respectively.

     Inventories. The Company estimates the components of inventory at September 30, 1999, and December 31, 1998, to be as follows:


                       September 30, 1999   December 31, 1998

    Raw Materials            $  4,848,000        $  5,806,000
    Work in Process            37,352,000          50,684,000
    Finished Goods             79,697,000         109,581,000
    LIFO Reserves             (12,351,000)        (13,659,000)
                             ------------        ------------
                             $109,546,000        $152,412,000
                             ============        ============


     Fixed Assets. Fixed assets are stated net of accumulated depreciation of $78,273,000 at September 30, 1999, and $71,263,000 at December 31, 1998.

     Common Stock and Additional Paid-In-Capital. On September 30, 1999, the Company Common Stock account was $55,506,000 and Additional Paid-In-Capital accounts were $104,477,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Third Quarter Report to Shareholders for the three months ended September 30, 1999, filed as Exhibit 19 hereto, is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to certain market risks which are inherent in the Company's financial instruments and which arise from transactions entered into in the normal course of business. The Company does not consider these risks significant, and the Company does not enter into derivative financial instrument transactions to offset these risks.

     Borrowings under the Company's revolving credit facility do not give rise to significant interest rate risks because these borrowings have a variable interest rate. The Company had no fixed interest rate debt at September 30, 1999. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.


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

     The Credit Agreement prohibits any "Restricted Junior Payment" unless (1) at the time thereof no default exists under the Credit Agreement or will be caused thereby and (2) the cumulative amount of all Restricted Junior Payments subsequent to June 27, 1997, would not exceed the sum of $5,000,000 plus 25% of the Company's consolidated net income arising after June 30, 1997. "Restricted Junior Payment" is generally defined as (1) any dividend or other distribution on any class of the Company's capital stock, except a dividend payable solely in shares of that class; (2) any redemption, purchase or other acquisition for value of any shares of any class of the capital stock of the Company; and (3) any payment made to retire or obtain the surrender of any outstanding warrants, options or similar rights to acquire any shares of any class of the capital stock of the Company.

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits



     11   Statement re computation of per share earnings for the three months and nine months ended September 30, 1999 and 1998.

      19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1999.

     27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              VARCO INTERNATIONAL, INC.



Date: November 8, 1999              By:/s/Richard A. Kertson
                                    Vice President-Finance
                                    and Chief Financial Officer




Date: November 8, 1999              By:/s/Donald L. Stichler
                                    Vice President,
                                    Controller-Treasurer
                                    and Secretary

                                 EXHIBIT INDEX



11 Statement re computation of per share earnings for the three months and nine months ended September 30, 1999 and 1998.


19 Varco International, Inc. Third Quarter Report to Shareholders, Three Months Ended September 30, 1999.

27   Financial Data Schedule