Form 10-K
period 1999-12-31
VARCO INTERNATIONAL INC
filed 2000-03-24
CIK 102993

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 1, 2000, 65,424,115 shares of common stock were outstanding. The aggregate market value of the common stock on such date (based upon the closing price of such shares on the New York Stock Exchange) held by persons other than affiliates of registrant was approximately $755,190,000; the basis of this calculation does not constitute a determination by the registrant that such persons are affiliates, as defined in Rule 405.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part II, Items 5, 6, 7 and 8         The Company's Annual Report to
                                     Shareholders for the year ended
                                     December 31, 1999.

Part III, Items 10, 11, 12 and 13    The Company's definitive Proxy
                                     Statement for the Annual Meeting of
                                     Shareholders to be held on May 11,
                                     2000 to be filed with the Commission
                                     not later than April 30, 2000.

                                ITEM 1. Business

Introduction

          Varco was founded in 1908 and incorporated under the laws of the State of California in 1911. Varco and its subsidiaries are engaged in the design, manufacture, sale and rental of drilling tools, equipment and integrated systems and rig instrumentation used for oil and gas drilling worldwide.

          The Company's principal products are drilling equipment, drilling rig instrumentation and controls, pressure control and motion compensation equipment, solids control equipment and fluid handling systems. Drilling equipment includes integrated systems for rotating and handling the various sizes and types of pipe utilized on a drilling rig ("drilling systems") and specific purpose pipe handling tools, hoisting equipment and rotary equipment ("oil tools"). Drilling systems are manufactured, sold and rented by the Varco Systems Division while oil tools are manufactured and sold by the Varco BJ Division. Drilling rig instrumentation and control products are manufactured, sold and rented by the M/D Totco Division. Pressure control and motion compensation equipment are manufactured and sold by the Shaffer Division. Solids control equipment and fluid handling systems are sold and rented by the Rigtech Division.

          The following table sets forth the contribution to the Company's total revenues of its five Divisions:

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                     1999             1998             1997
                                     ----             -----            ----
                                                  (IN THOUSANDS)
Varco Systems                      $200,556         $266,776         $165,510
Varco BJ                             66,006           95,959           68,931
M/D Totco                            69,540           94,639           90,601
Shaffer                             237,036          256,238          206,483
Rigtech                              16,589           21,273           13,372
                                   --------         --------         --------
   Total                           $589,727         $734,885         $544,897
                                   --------         --------         --------

          Sales of the Company's products depend on the level of construction of new drilling rigs and the replacement and upgrading of equipment for existing rigs, particularly for offshore rigs and intermediate to deep land rigs (rigs designed for drilling in excess of 8,000 feet). The level of construction of drilling rigs and the rate at which equipment on existing rigs is replaced or upgraded depends, in substantial part, on the level of worldwide exploration and development drilling activity. Rental revenue, which is generated predominately by the M/D Totco Division, is directly related to the level of drilling activity, particularly in the United States and Canada. Sales of equipment and sales and rentals of instrumentation products have also depended on the design, development and successful introduction of new products for the drilling industry. Equipment and instrumentation are also sold to operators of existing rigs for use as spare or replacement parts.

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

          During the drilling process it is possible for formation fluids, such as natural gas, water or oil, to get into the wellbore creating additional pressure which, if not controlled, could lead to a "blowout" of the well. To prevent blowouts, a series of high-pressure valves known as blowout preventers ("BOPs") are positioned at the top of the well and, when activated, form pressure tight seals which prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations and are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs must be designed to contain pressure of up to 15,000 psi.

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

          The Top Drive Drilling System has demonstrated substantial economic advantages. Users of the system generally report reductions in drilling time ranging from 20% to 40%. By facilitating extended reach drilling, the TDS increases the area which can be drilled from a given location, such as a fixed platform or man-made island. Thus, the production from a given reservoir of oil can be increased, and the number of costly fixed platforms required to develop the field can be minimized.

          The Top Drive Drilling System has evolved continuously since its initial introduction. Today, the Top Drive product line includes several models, each designed to satisfy specific customer requirements. The version initially introduced to the market in 1982, the TDS-3, remains a part of the product line. The TDS-4, introduced in 1990, is a two-speed model which permits a variation in speed and torque that is desirable for differing drilling conditions. The TDS-6S, first delivered in 1991, is a dual motor version which provides double the power and torque of a single motor unit. The TDS-7S, initially introduced in 1993, is powered by an alternating current ("AC") motor instead of the direct current ("DC") motor used on previous models. In the fourth quarter of 1997 the first TDS-8S was delivered. The TDS-8S is the AC motor version of Varco Systems' most popular Top Drive, the TDS-4S. The AC system offers lower maintenance cost, as well as providing higher torque for longer periods and a running speed more than twice that of conventional DC motor powered systems. Four TDS-8S units were delivered in 1999.


          In 1995 the TDS-9S was introduced. It is powered by dual AC motors, is reduced in length and rides on a separately installed torque tube. For these reasons it is especially well suited for sale or rental to the conventional land rig market, where portability is critical. It is designed for ease of installation in existing derricks, can be rigged up and rigged down in a matter of hours, and is easily transported from one location to another. During 1997 the TDS-10S was introduced. The TDS-10S is a smaller version of the TDS-9S designed for use in a variety of smaller land and workover rig applications. The TDS-10S has a 250-ton hoisting capacity as compared to the 400-ton hoisting capacity of the TDS-9S. In 1998 a higher hoisting capacity AC powered Top Drive was introduced, the TDS-11S. The TDS-11S has a hoisting capacity of 500 tons. One TDS-10S unit and nine TDS-11S units were sold in 1999.

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

     Vertical pipe racking systems are used predominantly on offshore rigs and are virtually mandatory on floating rigs such as semisubmersibles. Horizontal pipe racking systems were introduced by Varco in 1993. They include the Pipe Deck Machine ("PDM"), which is used to manipulate and move tubulars while stored in a horizontal position; the Pipe Transfer Conveyor ("PTC"), which transports sections of pipe to the rig floor; and a Pickup Laydown System ("PLS"), which raises the pipe to a vertical position for transfer to a vertical racking system. These components may be employed separately, or incorporated together to form a complete horizontal racking system, known as the Pipe Transfer System ("PTS").

     Hoisting systems are used to raise or lower the drill stem while drilling or tripping, and the lowering of casing into the well bore. During 1999, the Company introduced its first "Automated Hoisting System" ("AHS"). Varco's AHS uses an AC-powered motor and a braking system that offers precise proportional control. The AHS automates the repetitive hoisting and drilling operations through user-friendly, touch-screen Electronic Driller interface. The AHS is smaller and lighter than conventional hoisting systems. The Company has yet to sell and deliver its first AHS-10.



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

Drill pipe elevators are used to hold lengths of drill pipe as they are hoisted into position to be attached to the drill stem, and to hold the entire drill stem as it is lowered into or lifted from the hole. Similarly, casing elevators and spiders are gripping devices used to hold the casing as additional lengths are added and lowered into the hole. Links are elongated steel forgings from which the elevator is suspended and which, in turn, hangs from beneath the hook, which is connected to the hoisting mechanism of the drilling rig. The Company manufactures elevators to accommodate a variety of tubulars, as well as a complete line of links and hooks, together with casing elevators and spiders, to handle a variety of casing sizes and accommodate casing weighing up to 1,000 tons.

     Varco BJ expanded its casing spider line in 1994 with the introduction of the Flush Mounted Spider ("FMS 375"). It is designed to improve safety and efficiency during casing operations by eliminating scaffolding which otherwise must be used as a raised work platform for the rig crew.

     During 1996, the Varco BJ product line was further expanded with the introduction of the BX Hydraulic Elevator and the PS 21 and PS 30 Hydraulic Power Slips. The BX Hydraulic Elevator increases safety and eliminates the normal rig complement of several different types and sizes of elevators through the use of removable bushings. The PS 21 and PS 30 Power Slips improve both safety and rig efficiency by permitting the handling of all sizes and types of tubulars with a single tool and by incorporating the FMS concept.

     Rotary equipment products consist of kelly bushings and master bushings. The kelly bushing applies torque to the kelly to rotate the drill stem and fits in the master bushing which is turned by the rotary table on the floor of the rig. Varco BJ produces kelly bushings and master bushings for most sizes of kellys and makes of rotary tables.

     In 1998, Varco BJ introduced the Rotary Support Table for use on rigs with Top Drive Drilling Systems. The Rotary Support Table is used in concert with the TDS to completely eliminate the need for the larger conventional rotary table. 13 units were delivered in 1998, and ten units were delivered in 1999.

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

     In addition to MDS(TM), a number of additional analytical capabilities have been developed for the TOTAL System. Drill-Off, a computerized drilling optimization program was jointly developed by M/D Totco and Exxon. An agreement with Schlumberger's Anadril Division, authorizing M/D Totco to manufacture and market a sophisticated kick detection system known as Kick-Alert(SM) was finalized in 1993. A joint effort by M/D Totco and British Petroleum to incorporate a software program known as Early Kick Detection (EKD) on the TOTAL system was completed in 1995. An exclusive Worldwide Marketing agreement with Logware, Inc. to market a Windows(TM) based drilling information system was completed in 1993.

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

     In 1997, M/D Totco introduced the Varco Integrated Control and Information System ("V-ICIS"), a computer-based system which combines the physical control of all of Varco's automated equipment and potentially that of third parties, into a common, user-friendly system which also integrates the analytical capabilities of the TOTAL system. Five V-ICIS systems were delivered in 1998 and 13 in 1999.

     In 1999, M/D Totco introduced RigSense to the industry as the technological derivative of the existing TOTAL product line. RigSense is a Microsoft WindowsNT(TM) based rig network, which provides a new range of capabilities to the rigsite users in terms of distribution of drilling information, data presentation, data analysis, archiving and ease of use. It provides the driller with the ability to better analyze the drilling data during drilling, send messages to other workstations, and archive the data for further use or transmit the data offsite for additional analysis or for use when drilling future wells. During 1999, sales and rentals of RigSense generated approximately $3.0 million in revenues.


     Electronic Driller ("ED") was also developed and introduced in 1999. ED is a control system designed to provide steady state drilling conditions at the drill bit through precision drawworks brake control. It is available for upgrading drilling rigs as well as for newly constructed rigs. The system consists of an electronic controller, rig sensors, a rig floor color touch screen display and a disc brake system. The disc brake can either be an existing caliper brake or a new Varco plate disc brake supplied as part of an ED system. Improvements of 30% in rotating hours and a 40% reduction in the number of bits per well have been documented in the field. 15 units have been sold to date.

     Products of the M/D Totco Division used outside the drilling process include load and radius indicating systems for pedestal type cranes, anchor tension monitoring systems for use in mooring and positioning applications, and specialty scales for industrial use.

     In 1993, the Company acquired all of the outstanding shares of Metrox, Inc., a manufacturer of strain gauge systems. The acquisition of strain gauge technology provides further penetration into the industrial crane and weight monitoring markets as well as enhancing the overall M/D Totco sensor technology. Strain gauge sensors provide an extremely precise measurement of many factors critical to drilling operations.

     Drilling consoles, and recently, the V-ICIS, are typically sold as original equipment to the rig manufacturer. However, electronic drilling consoles may be sold as upgrades to existing rigs. In the United States and Canada, most other instrumentation products are rented to the drilling contractor or oil company when necessary, and are therefore, not permanently installed on the rig. Internationally, nearly all instrumentation equipment is sold to the rig owner and becomes a permanent part of the drilling rig. A significant portion of the sales of some instrumentation product lines is in spare and replacement parts.

Shaffer

     The Shaffer Division designs, manufactures, sells and distributes pressure control equipment (including ram blowout preventers, annular or spherical blowout preventers and rotating blowout preventers), blowout preventer control systems, riser and motion compensation systems (including riser tensioners, drillstring compensators and crown mounted compensators).

     BOPs are devices used to seal the space between the drill string and the borehole to prevent an uncontrolled flow of formation fluids and gases. Shaffer manufactures three types of BOPs. Ram and annular BOPs are back-up devices and are activated only if other techniques for controlling pressure in the well bore are inadequate. When closed, these devices prevent normal rig operations. Ram BOPs seal the wellbore by hydraulically closing rams against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole. The rotating BOP allows operators to drill or strip into or out of the well at low pressures without interrupting normal operations.

     Shaffer expanded its BOP line in 1995 with the introduction of a system for achieving Pressure Control While Drilling (PCWD(R)). This new BOP allows rotating of the drill string to proceed while controlling pressures up to 2,000 psi, and will operate as a normal spherical BOP at pressures up to 5,000 psi.

     In 1998 Shaffer introduced the "NXT" ram type BOP which eliminates door bolts, providing weight and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes without tripping the stack. During 1999, four units were delivered to customers.

     Shaffer sells conventional BOP control systems under the registered trademark Koomey(R). The Koomey control system is hydraulically activated and is used to operate BOPs and associated valves remotely for both land systems and offshore systems. With the recent increase in deep-water drilling depths, traditional hydraulic control systems are inadequate to activate BOPs, which rest on the ocean floor and may be 5,000 feet or more below the surface. In 1997, Shaffer introduced the IVth Generation MUX, an electronic control system designed specifically for deep-water applications. Twelve such systems were delivered in 1998 and six in 1999.

     Riser is large diameter pipe which, when drilling from a floating rig such as a semisubmersible or drillship, connects the rig to the well on the ocean floor. Therefore, the riser string, which consists of sections approximately 75 feet in length connected together, may extend to as much as 10,000 feet. Shaffer purchases the blank pipe, manufactures and attaches connectors to each section and completes it with the attachment of related components.

     Shaffer sells motion compensation equipment under the registered trademark Rucker(R). Motion compensation equipment stabilizes the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. Shaffer also manufactures tensioners, which provide continuous reliable axial tension to the marine riser pipe and guide lines on floating drilling rigs, tension leg platforms and jack-up rigs. An important product extension in 1996 was the Riser Recoil System, which provides a safe disconnect when the floating rig encounters an unanticipated need to leave location.

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


     In the drilling operation, mud is pumped down the drill pipe and exits through nozzles in the drill bit. The mud acts as a lubricant to the drill bit, as a pressure equalizer and as a vehicle which carries the drilled solids back to the surface. Shale shakers are the principal solids control machines used to clean the cuttings from the mud, enabling it to be reused. The VSM 100 is designed to pass large volumes of mud over fine mesh screens to maximize the removal of the cuttings from the mud, thus minimizing the use of other solids removal equipment before the mud is recirculated. Other equipment that may be employed to remove solids are the VSM 200 mud cleaner and de-sander and de-silter hydrocyclones. During 1997, Rigtech introduced the VSM 300, a new generation shale shaker designed to operate more efficiently in a wider variety of geologic conditions.

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

     The AMS 1000 automated mud system is a computer controlled system which oversees and controls the entire mud management. The purpose of the system is to release manpower from manual operations while continuously monitoring the process to ensure that it is performing properly. Rigtech delivered three AMS 1000 systems in 1998 and four in 1999.

     In 1999, Rigtech introduced the newly developed `HeviJet' Centrifuge, the first production AC motor driven automated centrifuge developed specifically for the drilling industry. Centrifuges are utilized to remove fine solids from the drilling mud by imparting centrifugal force to the fluid/solid feed. Existing oilfield centrifuges require constant operator attention and have very limited capacity due to the use of low efficiency hydraulic drives. The `Hevijet' Centrifuge has a process capacity of approximately three times that of a standard oilfield unit, and in addition, is designed to operate without the requirement for a dedicated operator. This reduces costs for personnel in addition to reducing drilling mud costs due to more effective cleaning. Rigtech has received orders for eleven Centrifuge units, all of which are expected to be delivered in 2000.

     Rigtech equipment and systems are designed to minimize the cost of drilling through lowering mud costs and improving operational efficiency, while at the same time reducing the labor requirement and improving the safety of the drilling operation.


Research and New Product Development

     Varco believes that it is a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling process and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Varco's significant product developments have included the safety spinning wrench, the torque wrench, the spring slip, pneumatically operated casing elevators and spiders, the Automated Roughneck, the Top Drive Drilling System, the Pipe Handling Machine, the Pipe Racking System, the TOTAL system, the V-ICIS control system, the Electronic Driller, the NXT blowout preventor and the automated centrifuge. At December 31, 1999, the Company employed 264 persons on its engineering and design staffs who were principally engaged in research and development. Total expenditures for research and development were $28.8 million in 1999, $34.6 million in 1998 and $21.1 million in 1997.

     As of December 31, 1999, the Company held 59 United States patents and had 12 patent applications pending. Expiration dates of such patents range from 2000 to 2016. As of such date the Company also had 148 foreign patents and 30 patent applications pending relating to inventions covered by the United States patents. The preceding include patent rights received in connection with the BJ Machinery, Martin-Decker, TOTCO and Shaffer acquisitions. There are no assurances that patents will be granted in response to pending applications.

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


International Operations

     The Company's products are sold for use in approximately 80 countries by United States customers operating in the United States and abroad, as well as by foreign customers such as privately-owned corporations and national oil companies. The Company includes as an international sale any sale where the product is designated for use other than in the United States. Revenues from products sold for use outside the United States accounted for approximately 47%, 54% and 56% of the Company's total revenues for the years ended December 31, 1999, 1998, and 1997, respectively. For further information regarding the Company's worldwide operations and international sales and rentals, see note j of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders.

     The Company's international operations are subject to the usual risks of changes in international conditions, such as changes in governmental policies affecting the oil industry (e.g., environmental regulations or the nationalization of the operations of the Company's customers). Most international sales are payable in United States dollars.

     The Company has a policy prohibiting the payment of any bribe, kickback or similar gratuity to any person in order to facilitate the sale of the Company's products or to secure favorable action by a government official. The Company believes that this policy does not impede its competitive position in the sale of its products abroad.

Sales and Distribution

     To facilitate the distribution of its drilling equipment and pressure control products, the Company maintains domestic sales and service facilities in California, Louisiana, Oklahoma, Texas and Wyoming. The rental of drilling rig instrumentation requires local availability of equipment, transportation of the equipment to the rig site and installation by qualified personnel. To service this market, the Company maintains M/D Totco sales and service facilities in 11 states, including those mentioned above, as well as three locations in Canada. Internationally, the Company maintains offices in Abu Dhabi, Brazil, China, Holland, Moscow, Norway, Scotland, Singapore and Venezuela. The Company employs independent agents in Mexico, South America, Europe, the Middle East, the Far East and Asia, the South Pacific and in parts of the United States.

     The Company's customers include private and government-owned oil companies, drilling contractors, drilling rig manufacturers, rental tool companies, and supply companies, which supply oilfield products to the end users of the Company's products.

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


     During 1999 sales to three customers were $83.9 million, $83.3 million and $68.1 million, respectively. During 1998 sales to two customers were $122.0 million and $100.3 million, respectively. There were no sales to a single customer in 1997 in excess of 10% of total sales.

Backlog

     Sales of the Company's products are made on the basis of written purchase orders or contracts and, consistent with industry practice, by telex, letter or oral commitment later confirmed by a written order. In accordance with industry practice, orders and commitments generally can be cancelled by customers at any time. However the Company, is generally entitled to cancellation fees for expenses and costs incurred prior to the cancellation of orders. In addition, orders and commitments are sometimes modified before or during manufacture of the products.

     The backlog of unshipped orders was approximately as follows on the dates indicated:

                                                    December 31,
                                                    ------------
                                        1999             1998           1997
                                        ----             ----           ----
   (in thousands)
   Varco Systems                        $26,767        $128,944       $172,838
   Varco BJ                              11,042          33,587         40,073
   M/D Totco                              7,182          26,069         16,259
   Shaffer                               17,925         174,430        224,180
   Rigtech                                  845           4,383          9,545
                                        -------        --------       --------
       Total                            $63,761        $367,413       $462,895
                                        -------        --------       --------

     The Company expects that substantially all of the backlog will be shipped by December 31, 2000. At December 31, 1999 the Company had received $7.8 million in customer cash deposits related to orders included in backlog.

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

     Varco's principal competitors with respect to most Varco Systems products are Maritime Hydraulics A/S, a division of Aker Maritime A/S, a Norwegian company, and National-Oilwell Inc. Other competitors include A/S Hydralift, another Norwegian company, which acquired the rights to the product previously marketed by ACB offshore, a French company, and Tesco Corporation, a Canadian company, that competes principally in the land Top Drive market against Varco Systems' TDS-9S, TDS-10S and TDS-11S.

     Varco's most significant domestic competitors with respect to oil tools include Phoenix Energy Services, a subsidiary of National-Oilwell Inc., DenCon Oil Tools and Weatherford International, Inc. In foreign markets Varco experiences competition from most of its domestic competitors and from foreign companies as well.

     M/D Totco competes, in the domestic rental market, with the Swaco Geolograph Division of Smith International, Inc., Petron Industries Inc., and Epoch, a division of Nabors Industries. In domestic product sales, the competition consists of Wagner International Inc., Acadiana Oilfield Instruments, Inc. and a number of smaller regional companies. In the international market it competes with these same companies along with such foreign competitors as Hitec A/S, a division of National-Oilwell, Inc., and Pason Systems, Inc., a Canadian company.

     Shaffer competes, in the BOP and related controls market, with Cooper Cameron Corporation, Hydril Company, a privately held company, and Stewart and Stevenson Services, Inc. Shaffer's principal competitors with respect to motion compensation equipment are Maritime Hydraulics A/S and A/S Hydralift.

     Rigtech competes in the solids control equipment market principally with Derrick Manufacturing Inc., Brandt/EPI, a division of Tuboscope Inc., and Swaco, a division of Smith International, Inc.

     Although accurate industry figures are not available, the Company believes that it has a substantial share of the market for most of its equipment and instrumentation products.

Manufacturing and Raw Materials

     The manufacturing processes for the Company's drilling and pressure control equipment products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. The Company's drilling and pressure control equipment products are manufactured primarily from alloy steel, and the availability of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. The Company believes that there are currently adequate sources of supply for alloy steel castings, forgings, purchased components and bar stock. The primary manufacturing processes associated with instrumentation and solids control products are fabrication, machining, assembly of manufactured and purchased components and testing. The Company believes that adequate sources of supply exist for all such purchased components.

     Rigtech products are generally subcontracted to third parties for manufacturing. The Company believes that an adequate number of subcontractors exist for the manufacture of Rigtech products.

Employees

     At December 31, 1999 the Company had a total of 1,906 employees (of which 42 were temporary employees). Of such employees, 644 employees were engaged in sales and marketing, 281 employees were engaged in engineering and design, 144 employees were engaged in administrative or clerical capacities, and 837 were engaged in manufacturing. The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Varco are as follows:

                 NAME                      AGE                            POSITION
                 ----                      ---                            --------
Walter B. Reinhold                         75     Chairman Emeritus/Director and Consultant
George I. Boyadjieff                       61     Chairman of the Board and Chief Executive Officer and
                                                  Director
Michael W. Sutherlin                       53     President and Chief Operating Officer
Richard A. Kertson                         60     Vice President-Finance and Chief Financial
                                                  Officer-Retired
Wallace K. Chan                            42     Vice President-Finance and Chief Financial Officer
Donald L. Stichler                         55     Vice President, Controller-Treasurer and Chief
                                                  Accounting Officer and Secretary
Robert J. Gondek                           56     Vice President and President - M/D Totco
Mark A. Merit                              42     Vice President and President - Shaffer
Roger D. Morgan                            56     Vice President and President - Varco Systems
Dietmar Neidhardt                          53     President - Rigtech Division
James G. Renfro                                   President - Varco BJ Division

Officers are elected by, and serve at the pleasure of, the Board of Directors.

     Mr. Reinhold has been a director of the Company since 1970. He served as Chairman of the Board from 1976 until 1999 and has been a consultant to the Company since 1999. He served as Chief Executive Officer of the Company from 1970 until 1991, and prior thereto he served as Executive Vice President. He has been employed by the Company since 1949. Mr. Reinhold is a director of Amdahl Corporation.

     Mr. Boyadjieff was elected Chief Executive Officer of the Company in April 1991 and Chairman of the Board in May 1998. Mr. Boyadjieff served as President of the Company from May 1981 until February 2000 and as Chief Operating Officer from June 1979 until April 1991. Prior to May 1981, he was the Senior Vice President - Operations. He has been a director of the Company since 1976 and joined the Company in 1969. Mr. Boyadjieff is a director of Unit Instruments, Inc.

     Mr. Sutherlin was elected President and Chief Operating Officer of the Company in February 2000. Mr. Sutherlin served as Vice President of the Company from May 1984 until February 2000 and as President-Varco BJ from July 1988 until February 2000. Previously he served as Vice President-Best Operations. He has been employed by the Company in various capacities since 1975.

     Mr. Kertson served as Vice President - Finance and Chief Financial Officer from May 1984 until February 2000 when in anticipation of his retirement, he was replaced by Mr. Chan. Prior thereto, Mr. Kertson was Controller of Varco Oil Tools from January 1982. He joined the Company in October 1975, as Director of Management Information Services.

     Mr. Chan was elected Vice President-Finance and Chief Financial Officer of the Company in February 2000. Prior thereto, Mr. Chan served as the Vice President-Finance of the Varco Systems Division. Mr. Chan has been employed by the Company since November 1992.

     Mr. Stichler was elected Controller-Treasurer of the Company in May 1984, Secretary in May 1994, Chief Accounting Officer in May 1995 and Vice President in 1998. He served as Corporate Controller from December 1982 to May 1984. He served as Manager of Accounting and Taxation from 1981, when he joined the Company.

     Mr. Gondek has served as President of the M/D Totco Division since November 1990 and was elected Vice President of the Company in April 1991. From September 1986 until November 1990, Mr. Gondek was the Vice President and General Manager of the TOTCO operations of Baker Hughes Incorporated.

     Mr. Merit was elected Vice President of the Company and President of Shaffer in October 1992. He had been Vice President-Manufacturing of Varco Systems since August 1991. Previously he was Operations Manager of Varco U.K. Limited from March 1990, and prior to that he was Manager of Engineering Software Development for Varco Systems from 1985. He has been employed by the Company in various capacities since 1980.

     Mr. Morgan was elected Vice President of the Company in May 1984 and President of Varco Systems in May 1990. He had been Vice President-Materials and Manufacturing of Varco Oil Tools from May 1981. Previously, he was Vice President-Materials and Production of Varco Oil Tools. He has been employed by the Company in various capacities since 1974.

     Mr. Neidhardt was elected President of Rigtech in April 1998 when he joined the Company. Prior to joining the Company he was employed by Oiltools International Ltd as its Vice President of Product Development. Mr. Neidhardt was employed by Oiltools International Ltd. in various management capacities for 15 years.

     Mr. Renfro was elected President of Varco BJ in February 2000. Prior thereto, Mr. Renfro served as the Vice President of Manufacturing of the Varco Systems Division from May 1996 and prior thereto he was Vice President of Engineering from 1994. He has been employed by the Company in various capacities since 1988.

ITEM 2.  PROPERTIES

     The Company's principal manufacturing facilities are located in Orange, California (the "Orange Facility"), Etten-Leur, The Netherlands (the "Etten-Leur Facility"), Cedar Park, Texas (the "Cedar Park Facility") and Houston, Texas. The Orange Facility and the Etten-Leur Facility are used primarily for manufacturing the Company's drilling equipment; the Cedar Park Facility manufactures primarily instrumentation products; and the facilities located in Houston are primarily used for manufacturing pressure control, motion compensation and drilling equipment and flow line devices. Rigtech products are generally subcontracted to third parties for manufacturing.

     The Orange Facility occupies approximately nine acres in Orange County, California and includes three manufacturing/warehouse buildings comprising a total of approximately 160,000 square feet and a four-story high-rise facility with automatic storage and retrieval capabilities. The Orange Facility is currently leased under a long-term lease, and the lessors include certain officers, shareholders, and directors of the Company and affiliated trusts. During 1997 the Varco Systems Division leased an additional 19,000 square foot manufacturing building located nearby for a term of five years. The Orange Facility is the primary manufacturing location for the Varco Systems Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was in excess of a two shift operation for 1999, 1998 and 1997.

     The Etten-Leur Facility consists of approximately 73,000 square feet of manufacturing and warehousing space and approximately 12,900 square feet of office space on approximately six acres of land. This facility is the primary manufacturing location for the Varco BJ Division, and the Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was approximately 90% for 1999 as compared to in excess of a two shift operation for 1998 and near capacity for 1997.

     The M/D Totco products are manufactured at the Cedar Park Facility. The Cedar Park Facility consists of approximately 200,000 square feet of manufacturing and warehousing space and approximately

33,000 square feet of office space located on approximately 40 acres. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility was 80% of a two shift operation in 1999 as compared to utilization in excess of a two shift operation in 1998 and 1997.

     The Shaffer Division's products are principally manufactured at the "Shaffer Facility", which consists of approximately 286,000 square feet of manufacturing and warehousing space and approximately 77,000 square feet of office space located on approximately 34 acres in Houston, Texas. The Company estimates that based upon direct labor hours and a two shift operation, utilization of this facility for 1999 was approximately 90% and was in excess of a two shift operations for the years 1998 and 1997. In December 1996, Shaffer purchased all the assets, including a 15,000 square foot manufacturing facility, of a Houston machine shop. In February 1997, Shaffer purchased all of the assets of a Houston machine shop operation and simultaneously entered into a five-year lease for the related 80,000 square foot manufacturing facility. Shaffer began operation of the facility in March 1997. During 1997 Shaffer further expanded its manufacturing space by acquiring additional satellite facilities in the Houston area. At the end of 1997 Shaffer leased the above 80,000 square foot facility plus four additional satellite facilities ranging in size from 8,000 square feet to 33,000 square feet (together with the Shaffer Facility, the "Houston Facilities.") One of the satellite machine shops (approximately 25,000 square feet) was sold in April 1999. Two additional facilities have been listed for sale.

     The Varco Systems Division's administration offices and the Company's executive offices are located in Orange, California adjacent to the Orange Facility. They comprise approximately 36,000 square feet of office space and are leased from certain officers, shareholders and directors of the Company, affiliated trusts and other lessors.

     The Company owns sales and service facilities in Oklahoma, Wyoming, Scotland and Singapore and leases approximately 11 such facilities throughout the United States in addition to facilities in Abu Dhabi, Brazil, Canada, China, and Venezuela.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Varco or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information concerning the market for the Registrant's Common Stock and related stockholder matters contained under the captions "Price Range of Varco Common Stock," "Dividend Policy" and "Common Stock" on page 48 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, is hereby incorporated by reference.

     During the fiscal year ended December 31, 1999, there were no sales of equity securities of the Registrant by the Registrant which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information set forth under the caption "Five-Year Financial and Operating Highlights" on page 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 31 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, is hereby incorporated by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The quantitative and qualitative disclosures about market risk included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Quantitative and Qualitative Market Risk Disclosures" on page 31 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, are hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is hereby incorporated by reference to pages 32 through 46 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999. The Report of Independent Auditors is included in Item 14(d).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the information set forth under the subcaptions "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000, except that information concerning the Executive Officers of the Registrant is contained in Item 1 under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the information set forth under the subcaptions "Compensation and Stock Option Information" and "Compensation Committee Interlocks and Insider Participation" under the caption "EXECUTIVE COMPENSATION" and under the subcaption "Director Compensation" under the caption "ELECTION OF DIRECTORS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the information set forth under the caption "BENEFICIAL OWNERSHIP OF VARCO SECURITIES" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the information set forth under the caption "CERTAIN TRANSACTIONS AND RELATIONSHIPS" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
  FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

  The following consolidated financial statements of Varco International, Inc. and subsidiaries, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

                                                                                                         PAGE IN
                                                                                                         ANNUAL
                                                                                                         REPORT
                                                                                                         ------
Consolidated Balance Sheets-as of December 31, 1999 and 1998.........................................       32
Consolidated Statements of Income-Years ended December 31, 1999, 1998 and  1997......................       33
Consolidated Statements of Shareholders' Equity-Years ended December 31, 1999, 1998 and 1997.........       34
Consolidated Statements of Cash Flows-Years ended December 31, 1999, 1998 and 1997...................       35
Notes to Consolidated Financial Statements...........................................................       36

The Report of Independent Auditors and the following consolidated financial statement schedule of Varco International, Inc., and subsidiaries are included in Item 14(d):

                                                                                                           PAGE
                                                                                                           ----
Report of Independent Auditors........................................................................      22
   Schedule II  - Valuation and Qualifying Accounts...................................................      23

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

(b)  Reports on Form 8-K

No reports on Form 8-K wree filed during the fourth quarter of 1999.

     On March 24, 2000 the Company filed a Form 8-K reporting that on March 22, 2000, the Company and Tuboscope Inc., a Delaware corporation ("Tuboscope"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, and subject to the conditions set forth therein (including approval of the transaction by the shareholders of the Company and Tuboscope), the Company will be merged with and into Tuboscope (the "Merger"). The name of the combined company will be Varco International, Inc., and the shares of the Combined Company will be listed for trading on the NYSE under the symbol "VRC".

     In connection with the Merger Agreement, the Company and Tuboscope entered into (i) a Stock Option Agreement dated as of March 22, 2000, pursuant to which Tuboscope has the right, under certain circumstances, to purchase up to 13,023,985 shares of Varco common stock (representing approximately 19.9% of the issued and outstanding shares of Varco common stock) at a price of $14.56 per share and (ii) a Stock Option Agreement, dated as of March 22, 2000, pursuant to which the Company has the right, under certain circumstances, to purchase up to 8,908,653 shares (representing approximately 19.9% of the issued and outstanding shares of Tuboscope common stock) at a price of $17.00 per share.

     Copies of the Merger Agreement, the two Stock Option Agreements and the joint press release of the Company and Tuboscope regarding the Merger are included as exhibits to the Form 8-K.

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

3.2 Certificate of Amendment of Amended and Restated Articles of Incorporation of Varco, as filed with the California Secretary of State on June 5, 1998, incorporated by reference to Exhibit 3.2 to Varco's annual report on Form 10-K for the year ended December 31, 1998.

3.3 Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Varco, as filed with the California Secretary of State on November 6, 1997, incorporated by reference to Exhibit 3.3 to Varco's annual report on Form 10-K for the year ended December 31, 1998.

3.4 Certificate of Correction of Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Varco, as filed with the California Secretary of State on November 14, 1997, incorporated by reference to Exhibit 3.4 to Varco's annual report on Form 10-K for the year ended December 31, 1998.

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

4.2 First Amendment to Credit Agreement, dated as of July 15, 1997, to Credit Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.9 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

4.3 Second Amendment to Credit Agreement dated as of August 13, 1997, to Credit Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.10 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

4.4 Third Amendment to Credit Agreement dated as of November 7, 1997 to Credit Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.11 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

4.5 Fourth Amendment to Credit Agreement dated as of February 18, 1998 to Credit Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.12 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

4.6 Fifth Amendment to Credit Agreement dated as of November 3, 1998 to Credit Agreement included as Exhibit 4.1 hereto, incorporated by reference to Exhibit 4.13 to Varco's annual report on Form 10-K for the year ended December 31, 1998.

4.7 Rights Agreement, dated as of November 6, 1997, between Varco International, Inc. and Harris Trust Company of California as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Determination of Rights, Preferences, and Privileges of Series A Participating Preferred Stock of Varco International, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights, incorporated by reference to Exhibit 1 to the

         Corporation's Form 8-A Registration Statement filed November 13, 1997.

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

10.9+    Amendments to Varco International, Inc. Stock Bonus Plan included as
         Exhibit 10.8 hereto, incorporated by reference to Exhibit 10.7 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

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

10.15     Amendment dated as of January 11, 1996 to Lease included as Exhibit
          10.11 hereto, incorporated by reference to Exhibit 10.12 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

10.16 Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California, incorporated by reference to Exhibit 10.14 to Varco's annual report on Form 10-K for the year ended December 31, 1988.

10.17     First amendment dated as of January 11, 1996 to Lease included as
          Exhibit 10.16 hereto, incorporated by reference to Exhibit 10.15 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

10.18+ The Varco International, Inc. 1990 Stock Option Plan, as amended, incorporated by reference to Exhibit 4.2 to Varco's Registration Statement on Form S-8, Registration No. 333-21681.

*10.19+ Amendments to the Varco International, Inc. 1990 Stock Option Plan included as Exhibit 10.18 hereto.

*10.20+ Form of amendment to stock option agreements under the Varco International, Inc. 1990 Stock Option Plan, included as Exhibit 10.18 hereto.

10.21+ Varco 1980 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 28 to Varco's Registration Statement on Form S-8, Registration No. 33-36841.

10.22+    Amendment to the Varco 1980 Employee Stock Purchase Plan included as
          Exhibit 10.21 hereto, incorporated by reference to Exhibit 10.19 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

10.23+    Amendment to the Varco 1980 Employee Stock Purchase Plan included as
          Exhibit 10.21 hereto, incorporated by reference to Exhibit 10.21 to Varco's annual report on Form 10-K for the year ended December 31, 1996.

*10.24+   Varco International Inc. Management Incentive Bonus Plan.

10.25+ Varco International Inc. 1994 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.24 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

10.26+ Amendment to Varco International Inc. 1994 Directors' Stock Option Plan incorporated by reference to Exhibit 10.26 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

*10.27+   The Varco International, Inc. Director Deferred Compensation.

*10.28+   The Varco International, Inc. Deferred Compensation Plan.

*11       Statement re computation of per share earnings.

*12       Statement re computation of ratios.

*13 1999 Annual Report to Shareholders, to the extent expressly incorporated by reference in this Report on Form 10-K. Such Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith.

*21        Subsidiaries of Varco.

*23        Consent of Independent Auditors.

*27        Financial Data Schedule December 31, 1999




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

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Varco International, Inc.

We have audited the accompanying consolidated balance sheets of Varco International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ ERNST & YOUNG LLP
Orange County, California
February 8, 2000

                         VARCO INTERNATIONAL, INC. AND
                                  SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS

              Column A                           Column B                 Column C                Column D            Column E
        -------------------                 --------------------------------------------     ------------------     ------------
                                                                        Additions
                                                             ---------------------------
                                                                            Charged to
                                                 Balance at    Charged to          other                                Balance
                                                  beginning     costs and      accounts-           Deductions-        at end of
          Description                             of period      expenses       describe              describe           period
----------------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Year ended December 31, 1999:
      Deducted from asset accounts:
        Allowance for doubtful accounts........      $ 3,351      $   57         $    6         $   460   (1)    $ 2,954
        Allowance for excess and obselete             26,151       6,611             93          16,112   (2)     16,743
        inventory........
        Reserve for assets held for sale.......        5,508         814                              0            6,322
                                                  ---------------------------------------------------------------------------------

                  TOTALS                             $35,010      $7,482         $   99         $16,572          $26,019
                                                  ==================================================================================

Year ended December 31, 1998:
      Deducted from asset accounts:
        Allowance for doubtful accounts..........    $ 2,121      $1,331         $   48         $   149   (1)    $ 3,351
        Allowance for excess and obselete             28,758       1,989           (188)          4,408   (2)     26,151
        inventory.......
        Reserve for assets held for sale.........      5,262         240                             (6)           5,508
                                                  ----------------------------------------------------------------------------------

                  TOTAL                              $36,141      $3,560          ($140)        $ 4,551          $35,010
                                                  ==================================================================================

Year ended December 31, 1997:
      Deducted from asset accounts:
        Allowance for doubtful accounts.......       $ 1,756      $  589           ($11)        $   213   (1)    $ 2,121
        Allowance for excess and obselete             36,879       3,701           (478)         11,344   (2)     28,758
        inventory.........
        Reserve for assets held for sale.......        4,996         240                            (26)           5,262
                                                ------------------------------------------------------------------------------------

                  TOTALS                             $43,631      $4,530          ($489)        $11,531          $36,141
                                                ====================================================================================

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Obsolete inventories physically disposed of.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VARCO INTERNATIONAL, INC.

                              By:  /s/ GEORGE I. BOYADJIEFF
                                 ---------------------------
                                       George I. Boyadjieff
                                       Chairman and Chief
                                       Executive Officer

Dated March 24, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

                                             Chairman and Chief  Executive Officer    March 24, 2000
  /s/ GEORGE I. BOYADJIEFF
---------------------------------------
      George I. Boyadjieff

Principal Financial Officer:

  /s/ WALLACE K. CHAN                        Vice President- Finance and              March 24, 2000
---------------------------------------
      Wallace K. Chan                        Chief Financial Officer

Principal Accounting Officer:

  /s/ DONALD L. STICHLER                     Vice President, Controller-              March 24, 2000
---------------------------------------
      Donald L. Stichler                     Treasurer and Secretary

Other Directors:

  /s/ WALTER B. REINHOLD                     Director                                 March 24, 2000
---------------------------------------
    Walter B. Reinhold

  /s/ GEORGE S. DOTSON                       Director                                 March 24, 2000
---------------------------------------
      George S. Dotson

  /s/ ANDRE R. HORN                          Director                                 March 24, 2000
---------------------------------------
      Andre R. Horn

  /s/ JACK W. KNOWLTON                       Director                                 March 24, 2000
---------------------------------------
      Jack W. Knowlton

  /s/ LEO J. PIRCHER                         Director                                 March 24, 2000
---------------------------------------
      Leo J. Pircher

  /s/ CARROLL W. SUGGS                       Director                                 March 24, 2000
---------------------------------------
      Carroll W. Suggs


  /s/ ROBERT A. TEITSWORTH                   Director                             March 24, 2000
-----------------------------------
      Robert A. Teitsworth

  /s/ EUGENE R. WHITE                        Director                             March 24, 2000
-----------------------------------
      Eugene R. White

  /s/ JAMES D. WOODS                         Director                             March 24, 2000
-----------------------------------
      James D. Woods