Form 10-K/A
period 1999-12-31
VARCO INTERNATIONAL INC
filed 2000-04-27
CIK 102993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              (Amendment No. 1)

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


                      DOCUMENTS INCORPORATED BY REFERENCE

Part II, Items 5, 6, 7 and 8         The Company's Annual Report to
                                     Shareholders for the year ended
                                     December 31, 1999.

     As stated in the Annual Report on Form 10-K for the year ended December 31, 1999, of Varco International, Inc. (the "Company"), as originally filed (the "1999 Form 10-K"), on March 24, 2000, the Company and Tuboscope Inc., a Delaware corporation ("Tuboscope"), entered into an Agreement and Plan of Merger dated as of March 22, 2000 (the "Merger Agreement"). Pursuant to the Merger Agreement, and subject to the conditions set forth therein, including approval of the transaction by the shareholders of the Company and Tuboscope, the Company will be merged with and into Tuboscope. The name of the combined company will be Varco International, Inc.

     In connection with the proposed merger, the Board of Directors of the Company postponed the Company's 2000 Annual Meeting of Shareholders and called a Special Meeting of Shareholders to be held on May 30, 2000, to vote on the Merger Agreement. If the Merger Agreement is approved, the Company will be merged into Tuboscope, and the Company will not have an Annual Meeting in 2000. The purpose of this amendment is to furnish the information required by Items 10, 11, 12 and 13, which was incorporated by reference in the 1999 Form 10-K and to add four exhibits in Item 14. Accordingly, Part III, Items 10, 11, 12 and 13 of the 1999 Form 10-K are amended to read in their entirety as set forth below, and the list of exhibits contained in Item 14 of the 1999 Form 10-K is amended to read in its entirety as set forth in the Exhibit Index included following the signature page of this amendment.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     GEORGE BOYADJIEFF, a director of the Company since 1976, is the Chairman of the Board and Chief Executive Officer of the Company. He has served as Chief Executive Officer since April 1991, and as Chairman since May 1998. Mr. Boyadjieff served as President from 1981 until February 2000. Mr. Boyadjieff served as Chief Operating Officer from 1979 until April 1991. Prior to his election as President, he was Senior Vice President--Operations. He has been employed by the Company since 1969. Mr. Boyadjieff received Bachelor of Science and Master of Science degrees from the University of California at Berkeley. Age 61.

     WALTER B. REINHOLD, Chairman Emeritus of the Company, has been a director of the Company since 1970. He served as Chairman of the Board from 1976 until May 1998 and as Chief Executive Officer of the Company from 1970 until April 1991, and prior thereto he served as Executive Vice President. He has been employed by the Company since 1949. Mr. Reinhold received a Bachelor of Arts degree from Stanford University. Age 75.

     GEORGE S. DOTSON, a director of the Company since February 1997, is a Director and Vice President of Helmerich & Payne, Inc. and President of its subsidiary, Helmerich & Payne International Drilling Co., an owner-operator of drilling rigs providing drilling services to both the land and offshore oil and gas drilling industry. Mr. Dotson has held these positions since 1977. He is a director of Atwood Oceanics, Inc. Mr. Dotson is a graduate of Massachusetts Institute of Technology and Harvard Business School. Age 59.

     ANDRE R. HORN, a director of the Company since July 1987, retired from Joy Manufacturing Co. in 1985, where he served as a director and Chairman of the Board. Mr. Horn was Chairman of the Board of Needham & Co., Inc., investment bankers, from 1985 until 1991. He is a director of Western Digital Corporation and REMEC, Inc. Mr. Horn is a graduate of the University of Paris. Age 71.
Member: Audit Committee

     JACK W. KNOWLTON, a director of the Company since 1975, is the President and owner of The Knowlton Company, which provides consulting services to the oil service industry. From 1987 to 1989 Mr. Knowlton was President and a director of Sub Sea Systems, a manufacturer of underwater camera devices. From 1983 to 1986 Mr. Knowlton was Senior Vice President--Technology and Marketing of Smith International, Inc., prior to which he served as a Group Vice President. Prior to 1977, Mr. Knowlton was President of Martin Decker Company, a subsidiary of Gardner-Denver Company. Mr. Knowlton received a Bachelor of Science degree from Stanford University. Age 73. Member: Audit Committee; Compensation Committee

     LEO J. PIRCHER, a director of the Company since 1970, has been a member of Pircher, Nichols & Meeks, general counsel for the Company, since November 1983. Mr. Pircher is a graduate of the University of California at Berkeley and the University of California Boalt Hall School of Law. Age 67.

     CARROLL W. SUGGS, a director of the Company since August 1993, is the Chairman of the Board, President and Chief Executive Officer of Petroleum Helicopters, Inc., a provider of helicopter services to companies engaged in offshore oil and gas exploration, development and production. She has been Chairman of the Board of Petroleum Helicopters, Inc. since March 1990 and Chief Executive Officer since July 1992 and was 2 Vice Chairman of the Board from September 1989 to March 1990. Ms. Suggs is a director of Whitney Holding Corporation and Global Marine Inc. Age 61.

     ROBERT A. TEITSWORTH, a director of the Company since 1979, has been an independent oil and gas producer since 1986. From 1983-1986 he was co-owner and Chief Executive Officer of Trio Petroleum Inc. From 1959 to 1983 Mr. Teitsworth was employed by Occidental Oil and Gas Corporation. From 1971 to 1983 he was Chairman and Chief Executive Officer of Occidental Oil and Gas Corporation. During the same period Mr. Teitsworth also served as an Executive Vice President and on the Board of Directors of Occidental Petroleum Corporation. Mr. Teitsworth received Bachelor of Science and Master of Science degrees from Stanford University. Age 69. Member: Audit Committee; Compensation Committee

     EUGENE R. WHITE, a director of the Company since October 1990, is a consultant to Amdahl Corporation. Mr. White previously held various positions at Amdahl Corporation. He served as the Vice Chairman of Amdahl Corporation from 1987 to 1994, and he served as Chairman of the Board from 1979 to 1987 and Chief Executive Officer from 1979 to 1983. Mr. White was Deputy Chairman of the Board and was Amdahl's President from 1974 to 1977. He is a director of Needham & Co. Mr. White received a Bachelor of Science in physics from the University of Maine. Age 68.

     JAMES D. WOODS is the Chairman Emeritus of, and a consultant to, Baker Hughes Incorporated ("Baker Hughes"). He was CEO from April 1987 and Chairman from January 1989 until January 1998. Baker Hughes is a provider of products and services to the oil, gas and process industries. Mr. Woods serves on the Board of Directors for The Kroger Co., Wynn's International, Inc., Howmet International, Inc., OMI Corporation and Kaiser Aluminum Corporation. Mr. Woods received a Bachelor of Arts degree from California State University, Fullerton. Mr. Woods served as a director of the Company from October 1988 through May 1990 and from December 1990 until present. Age 68. Member: Compensation Committee

Executive Officers

     Information regarding the Company's executive officers is included in Item 1 of the 1999 Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance


     The Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Based on Company records and written representations from the Company's executive officers and directors, the Company believes that all such filing requirements applicable to its directors and executive officers during and with respect to 1999 were complied except that Roger D. Morgan, an executive officer of the Company filed one late report reporting one transaction and George S. Dotson, Andre R. Horn, Jack W. Knowlton, Leo J. Pircer, Carroll W. Suggs, Robert A. Teitsworth, Eugene R. White and James
D. Woods, each of which is a director of the Company, each filed one late report reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation and Stock Option Information
  The following table shows information about the compensation of the Company's Chief Executive Officer and its four highest paid executive officers for the years indicated. Two additional tables provide detailed information about these employees' stock options.


                                                              SUMMARY COMPENSATION TABLE
                                                              --------------------------
                                                                                        Long-Term
                                                   Annual Compensation (a) (b)         Compensation
                                                   -------------------------------------------------
                                                                                         Awards
                                                                                       -------------
                                                                                                                 All Other
 Name and Principal Position                 Year      Salary       Bonus (c)           Securities             Compensation (d)
                                                                                    Underlying Options
                                            -------------------------------------------------------------------------------------
George Boyadjieff                             1999      $580,000     $  580,000      103,881                    $11,038
 Chairman and Chief                           1998      $580,000     $  587,719       37,520                    $11,751
 Executive Officer                            1997      $550,000     $1,038,566       66,164                    $10,398

Richard A. Kertson                            1999      $300,000     $  180,000       35,821                    $14,844
 Vice-President Finance and Chief             1998      $300,000     $  212,000       12,938                    $15,661
 Financial Officer                            1997      $275,000     $  388,208       22,056                    $11,185

Roger D. Morgan                               1999      $240,000     $  170,400       27,463                    $10,481
 Vice-President and President Varco           1998      $230,000     $  224,825        9,919                    $10,876
 Systems Division                             1997      $211,000     $  325,901       16,922                    $ 9,758

Mark A. Merit                                 1999      $230,000     $  113,275       27,463                    $10,137
 Vice-President and President-Shaffer         1998      $230,000     $   64,400        9,919                    $10,928
 Division                                     1997      $216,000     $  170,814       17,324                    $ 9,587

Michael W. Sutherlin                          1999      $240,000     $  134,400       27,463                    $11,054
 President and Chief Operating Officer        1998      $230,000     $  154,100        9,919                    $11,497
                                              1997      $211,000     $  247,567       16,922                    $ 9,767

(a) Perquisites are excluded as their aggregate value did not meet the reporting threshold of the lesser of $50,000 or 10% of salary plus bonus.

(b) In August of 1994 the Company adopted a deferred compensation plan (the "Executive Management Savings Plan") whereby officers of the Company and its subsidiaries can defer up to 50% of their salary and

      100% of their bonus. Mr. Boyadjieff deferred $50,000 of his 1997 bonus and $100,000 of his 1998 bonus; Mr. Kertson deferred $310,739 of his 1997 bonus; Mr. Morgan deferred $6,302 of his 1997 salary, $6,812 of his 1998 salary and $9,000 of his 1999 salary; and Mr. Sutherlin deferred $12,007 of his 1997 salary, $12,548 of his 1998 salary, $12,881 of his 1999 salary, $50,640 of his 1997 bonus, $29,325 of his 1998 bonus and $25,200 of his 1999 bonus. Amounts reported include the deferred amounts.

(c) Consists of cash bonuses under the Management Incentive Bonus Plan and the fair market value at the date of award of Common Stock awarded under the Stock Bonus Plan. The cash bonuses and stock awards were paid in the first quarter of the subsequent year for services rendered in the year indicated.

(d) Such amounts represent allocations (including the Company's contribution and forfeitures) pursuant to the Profit Sharing Retirement Plan and the dollar value of the benefit from premiums paid on "split-dollar" life insurance policies. With the exception of Mr. Reinhold, all individuals named above are also participants in the Supplemental Executive Retirement Plan (the "Supplemental Plan"), which provides for retirement, death and disability benefits. The Supplemental Plan provides for a total benefit equal to 40% of the aggregate of a participant's highest five calendar years of base salary (the "normal retirement benefit"), which vests at the rate of 10% per year of service, is fully vested upon death, and is prorated in the event of early retirement but not in the event of disability. The normal retirement benefit is payable in 120 equal monthly installments commencing upon the earlier of retirement or death or, in the case of disability or early retirement, generally commencing at age 65. All of the foregoing individuals were fully vested at December 31, 1999. The Supplemental Plan is unfunded.


     On August 12, 1994, the Board of Directors approved the Executive Management Savings Plan (the "Executive Savings Plan"), which is designed to provide supplemental retirement income benefits to the Company's executive and divisional officers by enabling participants to defer up to 50% of their salary and up to 100% of their bonuses. Participants in the Executive Savings Plan may also participate in the Company's "split-dollar" life insurance program pursuant to which the Company will purchase a life insurance policy for a premium equal to the amounts deferred plus any additional amount required to provide a minimum death benefit. Amounts payable to a participant under the Executive Savings Plan are offset by any benefits paid under the participant's life insurance policy. In addition to providing death benefits, the life insurance policies are intended to provide security for the payment of benefits under the Executive Savings Plan (a) in the event that (1) the participant's employment is terminated without cause or (2) the participant terminates his or her employment for "Good Reason" within three years following a "Change in Control"; (b) at the participant's election upon two years' advance notice; or
(c) in the event of the participant's disability. "Good Reason" is defined as one of the following events without the participant's consent: (a) a significant adverse change in the participant's position or a change of more than 50 miles in the participant's business location; (b) a reduction in the participant's base salary; or (c) the elimination or reduction of benefit plans by the Company without providing substitutes therefor. The term Change in Control has the same definition as under the Director Savings Plan described below under the caption "Director Compensation." Due to the reduction in the number of outstanding shares of the Company's Common Stock as a result of the completion of the Tender Offer, Baker Hughes became the owner of more than 20% of the Company's Common Stock, which resulted in a Change in Control under the "split-dollar" life insurance program.

Option Grants in 1999

                                              Individual Grants
                    ----------------------------------------------------------------------
                     Number of                                                                   Potential Realizable Value at
                     Securities      % of Total Options                                                Assumed Annual Rates
                     Underlying        Options Granted                                             of Stock Price Appreciation
                      Options         to Employees         Exercise Price    Experation               for Option Term (c)
                                                                                                 ------------------------------
                     Granted (a)          in 1999           Per Share (b)      Date                5%             10%
-------------------------------------------------------------------------------------------------------------------------------
G. Boyadjieff         103,881         19.31%                $8.375            February 7, 2009     $548,492         $1,383,695

R. Kertson             35,821          6.66%                $8.375            February 7, 2009      189,135            477,136

R. Morgan              27,463          5.11%                $8.375            February 7, 2009      145,005            365,807

M. Merit               27,463          5.11%                $8.375            February 7, 2009      145,005            365,807

M. Sutherlin           27,463          5.11%                $8.375            February 7, 2009      145,005            365,807
------------------------------------------------------------------------------------------------------------------------------
                                                                                             Assumed price appreciation (d)
                                                                                           -----------------------------------
                                                                                                   5%             10%
                                                                                           -----------------------------------
Assumed price per share at  2/7/2009                                                          $      13.65       $      21.69
Gain on one share valued at $8.375 at 2/8/1999                                                $       5.28       $      13.32
Gain on all shares (based on 65,424,115 shares outstanding at 3/1/99)                         $345,193,987       $871,203,871
Gain for all 1999 optionees (based on 537,936  options)                                       $  2,838,285       $  7,163,290
Optionee gain as a percentage of total shareholder                                                    0.82%              0.82%
 gain

(a) All options were granted pursuant to the 1990 Stock Option Plan and have a term of 10 years. The exercise price of the options is the mean between the high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Consolidated Transactions Tape on the date of grant. The options granted consist of incentive stock options ("ISOs") to the extent permitted by Section 422 of the Internal Revenue Code and "non-statutory options" with respect to the balance. For the persons named in the table, the ISOs included in the total options granted were as follows:
     Mr. Boyadjieff, 11,940; Mr. Kertson, 11,941; Mr. Morgan, 12,395; Mr. Merit 12,276 and Mr. Sutherlin 12,395. The options become exercisable in five equal annual installments of 20% commencing one year after the date of grant. Options terminate upon termination of employment other than by death or retirement. In the event of death, the options may be exercised by the employee's personal representative for a period of up to 12 months to the extent vested at the time of death. In the event of normal retirement, the options become fully vested and are exercisable for a period of up to three months following retirement.

(b)  The total number of options granted in 1999 was 537,936.

(c) Represents aggregate appreciation of 63% and 159% for assumed annual rates of appreciation of 5% and 10%, respectively, compounded annually for the ten-year option term.

Aggregated Option Exercises in 1999 and 1999 Year-end Option Values

                                                        Number of Securities
                                                       Underlying Unexercised                Value of Unexercised
                                                              Options                        In-the-Money Options
Name                    Shares                          at December 31, 1999               at December 31, 1999(a)
                                                     ----------------------------------------------------------------
                       Acquired         Value
                     on Exercise      Realized        Vested        Unvested              Vested            Unvested
                     -------------------------------------------------------            -----------------------------
 G. Boyadjieff        128,000          $1,269,029      443,088       223,230               $2,687,947        $283,573
 R. Kertson            50,000          $  217,346       36,208        81,746               $  154,729        $ 95,290
 R. Morgan                  0          $        0       40,995        70,282               $  464,779        $ 78,353
 R. Merit                   0          $        0       74,686        68,605               $  375,299        $ 70,635
 M. Sutherlin               0          $        0            0        67,113               $  234,299        $ 75,464

(a) Represents the closing price for Varco Common Stock on December 31, 1999 of $10.1875 less the exercise price for all vested and unvested options for which the exercise price is less than such closing price.

Director Compensation

     For their services rendered on the Board of Directors, directors other than Messrs. Reinhold and Boyadjieff receive an annual fee of $13,000 plus $2,000 for each meeting of the Board of Directors attended (other than meetings attended by means of telephonic conference equipment) and $500 for each meeting of any Committee of the Board of Directors attended (other than a Committee meeting held in conjunction with a meeting of the Board of Directors and other than Committee meetings attended by means of telephonic conference equipment).

     Walter B. Reinhold, as Chairman Emeritus of the Company, is compensated at the rate of $200,000 per annum for services rendered in all capacities.

     On August 11, 1994 (the "Approval Date"), the Board of Directors of the Company adopted the 1994 Directors' Stock Option Plan (the "Directors' Plan"), and on November 6, 1997, the Board of Directors amended certain provision of the Directors' Plan to provide for the acceleration of the exercisability of options in certain circumstances. Both the original Directors' Plan and the November 6, 1997 amendments were approved by the shareholders of the Company.

     The Directors' Plan provides for the automatic grant of "initial" options and "annual" options. Initial options were granted to each non-employee director on the Approval Date and will be granted to each newly-elected non-employee director on the date of his or her initial election as a director. Annual options will be granted to each non-employee director on the second Thursday of August in each year through 2003. Each option granted under the Directors' Plan (1) is for 10,000 shares of the Company's Common Stock; (2) has a per share exercise price equal to the fair market value of the Company's Common Stock on the date of grant; (3) generally becomes exercisable in two equal annual installments on the first and second anniversaries of the date of grant; and (4) is for a term of 10 years, subject to earlier termination in accordance with the terms of the Directors' Plan. On August 12, 1999, pursuant to the Directors' Plan, each of Messrs. Dotson, Horn, Knowlton, Pircher, Teitsworth, White and Woods and Ms. Suggs was granted an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $12.875.

     On August 2, 1994, the Board of Directors approved the Director Savings Plan (the "Director Savings Plan"), which is designed to provide supplemental retirement income benefits to the Company's non-employee directors by enabling participants to defer up to 100% of their annual fee and meeting fees. Participants in the Director Savings Plan may also participate in the Company's "split-dollar" life insurance program pursuant to which the Company will purchase a life insurance policy for a premium equal to the amounts deferred plus any additional amount required to provide a minimum death benefit. Amounts payable to a participant under the Director Savings Plan are offset by any benefits paid under the participant's life insurance policy. In addition to providing death benefits, the life insurance policies are intended to provide security for the payment of benefits under the Director Savings Plan (a) in the event of (1) the termination of a director's service on the Board of Directors (including a failure to renominate a director for election) where such director has indicated his or her willingness to serve and the termination is not the result of his or her removal for cause or (2) a termination by a director of his or her service on the Board within three years after a "Change in Control" and following a reduction in directors' fees not agreed to by such director; (b) at the participant's election upon two years' advance notice; or (c) in the event of the disability of a director. A Change in Control occurs in the event that
(1) any person or group becomes the beneficial owner of more than 20% of the Company's Common Stock; (2) a change within a two-year period in a majority of the Board of Directors without the approval of two-thirds of the directors; (3) certain mergers of the Company; (4) the sale or other disposition of substantially all of the Company's assets; or (5) the liquidation or dissolution of the Company.

Termination of Employment and Change in Control Arrangements

     The Company is a party to Executive Agreements, dated as of March 22, 2000, with the following named executive officers: George Boyadjieff, Roger D. Morgan, Mark A. Merit, and Michael W. Sutherlin. These agreements provide for standard severance benefits and enhanced severance benefits in the event of a change in control. The standard severance benefits are provided in the event that a covered officer is terminated by the Company other than for cause, which is limited to events such as conviction of a felony involving moral turpitude, dishonesty or breach of trust, commission of theft, fraud, embezzlement or misappropriation, serious dereliction of duty, and unauthorized disclosure of confidential information.

     The standard severance benefits are as follows:

     . Messrs. Boyadjieff and Sutherlin are each entitled to receive two full years of salary and a bonus equal to 60% of one year's salary.

     . Messrs. Merit and Morgan are each entitled to receive one full year of salary and a bonus equal to 40% of one year's salary pro-rated to the date of termination.

     The salary payments are payable on a regular payroll basis following termination and the bonus payments are payable on the normal distributions dates for Company bonuses. If one of the named officers is re-employed during the severance period at a salary greater than or equal to his termination salary, he would receive 50% of his salary for the remainder of the severance period. If he is re-employed during the severance period at less than his termination salary, he would receive in addition to 50% of his salary, the difference in actual salary for the remainder of the severance period.

     If within 24 months following a change in control, one of the named executives voluntary terminates his employment for good reason or the Company terminates his employment for other than for cause, the executive would be entitled to change in control severance benefits. "Change in control" is defined as (i) the acquisition of any person or group of more than 40% of the Company's outstanding voting securities, (ii) a merger in which (x) the voting securities of the Company do not represent or are not converted into a majority of the voting securities of the surviving corporation or (y) individuals who were director of the Company immediately prior to the merger do not constitute a majority of the directors of the surviving corporation; (iii) a sale of substantially all of the Company's assets, (iv) a liquidation or dissolution of the Company; or (v) individuals who as of March 22, 2000, constituted the Board of Directors (the "Incumbent Board") cease for any reason other than death to constitute a majority of the Board provided that an individual who becomes a director subsequent to March 22, 2000 whose election was approved by the vote of at least a majority of the directors then in office is deemed to be a member of the Incumbent Board. "Good reason" includes failure to re-elect one of the named executives to any corporate office or a reduction in the officer's authority or responsibility, which the officer determines has detrimentally and materially affected the terms of his employment, a material reduction in compensation or benefits, and relocation to an office more than 50 miles away.

     The change in control severance benefits are as follows:

     . Messrs. Boyadjieff and Sutherlin are each entitled to receive three full years of salary and a bonus equal to 60% of salary for the full three-year period, both payable on a regular payroll basis.

     . Messrs. Merit and Morgan are each entitled to receive one and one-half years of salary and a bonus equal to 40% of one and one-half years' salary, both payable on a regular payroll basis.

     . Each named executive is entitled to full vesting of all benefits under the Company's pension, profit sharing and similar plans.

     . Each named executive is entitled to full vesting of all unvested options outstanding under the Company's stock option plans except where the change in control is a result of the merger of the Company and Tuboscope Inc.

     In addition to the foregoing, the agreement with Mr. Sutherlin provides for a retention bonus in the amount of $600,000, payable to him if during the 24 months following a change in control he becomes entitled to terminate his employment for good reason and does not do so for a period of at least 12 months. If after Mr. Sutherlin receives his retention bonus, he terminates his employment for good reason within the two-year period following the change in control, his retention bonus would be offset against his severance pay and bonus.

     The following additional benefits are provided to each named executive whether he is receiving standard severance benefits or change in control severance benefits:

     . continued participation in the Company's medical and dental health benefits and disability coverage or equivalent coverage during the payout period, subject to reduction to the extent that the named executive receives similar benefits from another employer;

     . the gross-up of certain payments subject to excise taxes under the Internal Revenue Code as "parachute payments," so that the individual receives the same amount he would have received had there been no applicable excise taxes;

     .  outplacement services of up to 15% of base salary; and

     .  continued use of a company automobile during the payout period.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are James D. Woods, Jack W. Knowlton and Robert A. Teitsworth, none of whom is an officer or employee of the Company or any of its subsidiaries.

     During 1999, no executive officer of the Company served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Varco's Common Stock by the beneficial owners of more than 5% percent thereof, by each director of Varco, by certain executive officers and by all directors and executive officers of Varco as a group, as of April 21, 2000. Except as indicated in the table, there is no person known to the Company who owns beneficially 5% or more of Varco's Common Stock.

                                                           Amount and Nature
                                                             Of Beneficial      Percent of
           Name of Beneficial Owner(a)                       Ownership(b)          Class
           ---------------------------                     -----------------    -----------
George Boyadjieff................................           723,250(c)           1.1%
George S. Dotson.................................            30,000(d)            *
Andre R. Horn....................................            35,000(e)            *
Richard A. Kertson...............................           100,977(f)            *
Jack W. Knowlton.................................            72,800(g)            *
Mark A. Merit....................................            94,108(h)
Roger D. Morgan..................................           106,101(i)            *
Leo J. Pircher...................................           661,258(j)(k)        1.0%
Walter B. Reinhold...............................         1,267,945(k)(l)        1.9%
Carroll W. Suggs.................................            46,000(g)            *
Michael W. Sutherlin.............................           147,184(m)            *
Robert A. Teitsworth.............................            43,000(n)            *
Eugene R. White..................................            65,000(n)            *
James D. Woods...................................            24,000(n)            *
Franklin Resources Inc...........................         6,168,443(o)           9.4%
All Directors and Executive Officers as a Group..         3,547,476(p)           5.3%

__________
*   Less than 1% of the shares of Common Stock outstanding on April 21, 2000.

(a) The address of each individual named in the table is c/o the Company, 743 North Eckhoff Street, Orange, California 92868. All individuals named in the table are directors or executive officers of the Company.

(b) The named beneficial owners have sole voting and investment power with respect to the listed shares except as otherwise indicated in the footnotes below.

(c) Includes 483,193 shares issuable upon exercise of options.

(d) Includes 25,000 shares issuable upon exercise of options. Does not include 1,000 shares held by Mr. Dotson's spouse with respect to which she has sole voting and investment power and Mr. Dotson disclaims beneficial ownership.

(e) Includes 27,500 shares issuable upon exercise of options.

(f) Includes 49,755 shares issuable upon exercise of options.

(g) Includes 45,000 shares issuable upon exercise of options.

(h) Includes 77,063 shares issuable upon exercise of options.

(i) Includes 96,248 shares issuable upon exercise of options.

(j) Includes 459,058 shares held by trusts of which Mr. Pircher is the sole trustee and has sole voting and investment power. Mr. Pircher disclaims beneficial ownership of such shares. Also includes 25,000 shares issuable upon exercise of options.

(k) Includes 156,800 shares held by a trust of which Mr. Pircher and Mr. Reinhold are trustees and share voting and investment power. Messrs. Pircher and Reinhold disclaim beneficial ownership of such shares.

(l) Includes 200 shares Mr. Reinhold owns jointly with his spouse, with respect to which he shares voting and investment power with his spouse. Also includes 90,040 additional shares, all owned by Mr. Reinhold's spouse, with respect to which Mr. Reinhold shares voting and investment power and disclaims beneficial ownership. Does not include 182,273 shares with respect to which Mr. Reinhold's spouse acts as custodian and with respect to which she has sole voting and investment power and Mr. Reinhold disclaims beneficial ownership.

(m) Includes 52,669 shares issuable upon exercise of options.

(n) Includes 20,000 shares issuable upon exercise of options.

(o) Franklin Resources, Inc. ("FRI"), as the parent holding company for investment advisory subsidiaries to closed-end investment companies or other managed accounts, and Charles B. Johnson and Rupert H. Johnson, Jr., principal shareholders of FRI (the "Principal Shareholders"), are the beneficial owners of 6,168,443 shares. Franklin Advisers, Inc. ("FAI"), an investment advisory subsidiary of FRI, is the beneficial owner of 5,897,400 of such shares with respect to which it has sole voting and dispositive power. Franklin Management, Inc., also an investment advisory subsidiary of FRI, has sole dispositive power with respect to 271,043 shares. Franklin Small Cap Growth Fund, a registered investment company, has an interest in more than 5% of the Varco Common Stock. The address of the foregoing beneficial owners is 777 Mariners Island Boulevard, San Mateo, CA 94404. The foregoing information is taken from a Schedule 13G/A, dated February 2, 2000, filed by FRI with the SEC.

(p) Includes 1,207,346 shares issuable upon exercise of options by six executive officers and five directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's facilities in Orange, California are leased under two leases, each of which includes certain officers, directors and shareholders of the Company as lessors. One lease is a net ground lease (as amended, the "Plant Lease"), which covers approximately nine acres on which the Company's warehousing and manufacturing facilities are located, and the other lease is a net lease (the "Office Lease") which covers an office building (the "Office Facility") containing approximately 36,000 square feet.

     The lessors under the Plant Lease are Walter B. Reinhold; G. J. Becker, trustee of The G. J. Becker Family Trust; Howard P. Lorenz, executor of the estate of Charlotte Lorenz, deceased; B. Reinhold Jr., and Mary E. Reinhold, trustees of The Reinhold Trust; Howard P. Lorenz, trustee of The Charlotte L. Tedhams Irrevocable Trust; and Leo J. Pircher. The lessors under the Office Lease are Walter B. Reinhold; G. J. Becker, trustee of The G. J. Becker Family Trust; Howard P. Lorenz, executor of the estate of Charlotte Lorenz, deceased; Baldwin T. Reinhold and Carol Anne Reinhold, trustees of The Reinhold Family Trust and Leo J. Pircher. The land subject to the Plant Lease was acquired in March 1975 for approximately $446,000 and leased to Varco on March 7, 1975.

     The term of the Plant Lease expires on December 31, 2012, and the Plant Lease provides for an upward (but not downward) adjustment of rental based on fair rental value in the years 1982, 1987, 1992, and 2002. The rent under the Plant Lease is currently $40,000 per month, as adjusted in 1987; no adjustment was required in 1992. In addition to rent, the Company is obligated to pay real estate taxes, insurance and other expenses. The Company has the right to purchase the property covered by the Plant Lease from the lessors each year during the term of such Lease at the greater of the original cost of the property to the lessors or the fair market value at the time of exercise as agreed upon by the Company and the lessors or, if they fail to agree, as determined by an independent appraisal.

     The land and office building subject to the Office Lease were purchased by the lessors thereunder and leased to the Company effective September 29, 1988. The purchase price for such property was approximately $2,000,000. In addition, such lessors paid the amount of $560,000 to the Company representing the estimated cost of tenant improvements required by the Company.

     In order to accommodate the Company's requirement for an expansion of the Office Facility by approximately 10,000 square feet (the "Expansion"), the Office Lease was amended in January 1996 (the "Office Lease Amendment"). Pursuant to the Office Lease Amendment, the Office Lease was amended to (1) extend the termination date from December 31, 1999 to December 31, 2005 and (2) increase the monthly rental from approximately $24,000 to approximately $29,000. The lessors under the Office Lease contributed $625,000 for the Expansion, which approximated its cost. In connection with the Office Lease Amendment and related matters, the Company paid legal fees of the lessors under the Office Lease of approximately $83,000.

     The rent under the Office Lease is subject to periodic adjustments, based on any increase in the consumer price index, subject to a minimum increase of 3% per annum and a maximum increase of 7% per annum. Pursuant to the most recent such adjustment, the monthly rental was increased to $31,504 effective November 1, 1998. Additional adjustments are provided for on May 1, 2001 and November 1, 2003. The Company is also obligated to pay real estate taxes, insurance and other expenses.

     The Company has an option to extend the Office Lease for 60 months at a monthly rental equal to 95% of fair market rent (but not less than the then current monthly rental) at the commencement of the option period. The monthly rental during the option period is subject to adjustment during the 30th month of the option period based on any increase in the consumer price index and subject to the same minimum and maximum as applicable during the primary term of the Office Lease.

     Management believes that the terms of both the Plant Lease and the Office Lease are reasonable and no less favorable to the Company than the terms which it would have been able to obtain if the respective properties subject thereto had been leased from unrelated parties.

     Leo J. Pircher is a member of Pircher, Nichols & Meeks, general counsel for the Company. The fees paid by the Company to Pircher, Nichols & Meeks for 1999 did not exceed 5% of such firm's 1999 gross revenues.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April, 2000.

                                        VARCO INTERNATIONAL, INC.

                                        By: /s/ Wallace K. Chan
                                           ----------------------------------
                                                Wallace K. Chan
                                            Vice president Finance and
                                            Chief Financial Officer

Exhibit Index

     Exhibits marked with an asterisk are filed herewith. Exhibits marked with two asterisks were filed with the 1999 Form 10-K. The remainder of the exhibits were previously filed with the Commission and are incorporated by reference. Each management contract or compensation plan or arrangement filed as an exhibit is identified by a "+".

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

**10.19+ Amendments to the Varco International, Inc. 1990 Stock Option Plan included as Exhibit 10.18 hereto.

**10.20+ Form of amendment to stock option agreements under the Varco International, Inc. 1990 Stock Option Plan, included as Exhibit 10.18 hereto.

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

**10.24+  Varco International Inc. Management Incentive Bonus Plan.

10.25+ Varco International Inc. 1994 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.24 to Varco's annual report on Form 10-K for the year ended December 31, 1995.

10.26+ Amendment to Varco International Inc. 1994 Directors' Stock Option Plan incorporated by reference to Exhibit 10.26 to Varco's annual report on Form 10-K for the year ended December 31, 1997.

**10.27+  The Varco International, Inc. Director Deferred Compensation.

**10.28+  The Varco International, Inc. Deferred Compensation Plan.

*10.29+ Executive Agreement dated as of March 22, 2000 between Varco International, Inc. and George Boyadjieff.

*10.30+ Executive Agreement dated as of March 22, 2000 between Varco International, Inc. and Michael W. Sutherlin.

*10.31+ Executive Agreement dated as of March 22, 2000 between Varco International, Inc. and Wallace K. Chan.

*10.32+ Form of Executive Agreement dated as of March 22, 2000 between Varco International, Inc. and Donald L. Stichler, Robert J. Gondek, Mark A. Merit, Roger D. Morgan, Dietmar Neidhardt and James G. Renfro.

**11      Statement re computation of per share earnings.

**12      Statement re computation of ratios.

**13 1999 Annual Report to Shareholders, to the extent expressly incorporated by reference in this Report on Form 10-K. Such Annual Report, except for those portions so incorporated by reference, is furnished only for information and is not to be deemed filed herewith.

**21       Subsidiaries of Varco.

**23       Consent of Independent Auditors.

**27       Financial Data Schedule December 31, 1999




____________
* Filed herewith
** Filed with 1999 Annual Report on Form 10-K.
+ Management contract, compensation plan or arrangement.

As to any security holder of the Registrant requesting a copy of this Form 10-K, the Registrant will furnish copies of any exhibits listed above as filed with this Form 10-K upon payment to it of its reasonable expenses in furnishing such exhibits.