Form 10-Q
period 2000-03-31
VARCO INTERNATIONAL INC
filed 2000-05-12
CIK 102993

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2000

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ___________ to ________________ Commission File number 1-8158


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


        (Number of shares of Common Stock outstanding at April 30, 2000)
                                   65,562,363

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Pursuant to General Instruction D to Form 10-Q, the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income of Varco International, Inc. (the "Company") and its subsidiaries included in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 2000, filed as
Exhibit 19 hereto are incorporated herein by reference. Such financial statements should be read in light of the following:

         Adjustments. The financial statements contained in Exhibit 19 hereto include all adjustments which in the opinion of management are of a normal recurring nature, considered necessary to present fairly the results of operations for the interim periods presented.

         Net Income Per Share. Basic net income per share is based upon an average of 65,385,131 and 64,735,804 shares outstanding for the three months ended March 31, 2000, and 1999, respectively. Diluted net income per share is based upon an average of 66,206,502 and 65,480,304 shares outstanding for the three months ended March 31, 2000, and 1999, respectively.

         Inventories. The Company estimates the components of inventory at March 31, 2000, and December 31, 1999, to be as follows:

                                 March 31, 2000           December 31, 1999
                                 ---------------          ------------------
   Raw Materials                   $  4,085,000                $  4,118,000
   Work in Process                   16,000,000                  14,625,000
   Finished Goods                    56,838,000                  61,030,000
   LIFO Reserves                    (12,643,000)                (11,962,000)
                                   ------------                ------------
                                   $ 64,280,000                $ 67,811,000
                                   ============                ============

         Fixed Assets. Fixed assets are stated net of accumulated depreciation of $85,038,000 at March 31, 2000, and $81,685,000 at December 31, 1999.

         Common Stock and Additional Paid-In-Capital. On March 31, 2000, the Company Common Stock account was $55,928,000 and Additional Paid-In-Capital accounts were $108,126,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to General Instruction D to Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's First Quarter Report to Shareholders for the three months ended March 31, 2000, filed as Exhibit 19 hereto, is incorporated herein by reference.

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

     Borrowings under the Company's revolving credit facility do not give rise to significant interest rate risks because these borrowings have a variable interest rate. The Company had no fixed interest rate debt at March 31, 2000. Foreign currency exposures, due to rate fluctuations, are minimized by the Company's using natural hedges.


                           PART II-OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     The Company and Harris Trust Company of California (the "Rights Agent") entered into an Amendment No. 1 to Rights Agreement, dated as of March 22, 2000 (the "Amendment"), amending the Rights Agreement, dated as of November 6, 1997, between the Company and the Rights Agent (the "Rights Agreement") in order to, among other things, amend the Rights Agreement to (1) provide that neither Tuboscope Inc. ("Tuboscope") nor any of its Affiliates or Associates (as defined in the Rights Agreement), will be deemed to be an Acquiring Person (as defined in the Rights Agreement) and no Distribution Date (as defined in the Amendment) will be deemed to have occurred, in each case solely by reason of the execution, delivery or performance of the Merger Agreement (as defined in the Amendment) or the Varco Stock Option Agreement (as defined in the Amendment), and (2) to provide that the Rights (as defined in the Rights Agreement) will expire immediately prior to the merger of the Company with and into Tuboscope pursuant to the Merger Agreement.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     2 Agreement and Plan of Merger dated as of March 22, 2000, by and between Varco International, Inc. and Tuboscope Inc., incorporated by reference to Exhibit 2.1 to Varco's Current Report on Form 8-K dated March 22, 2000.

     *4 Amendment No. 1 to Rights Agreement dated as of March 22, 2000, by and between Varco International, Inc. and Harris Trust Company of California.

     10.1 Varco Stock Option Agreement dated as of March 22, 2000, by and between Tuboscope Inc. and Varco International, Inc., incorporated by reference to Exhibit 10.1 to Varco's Current Report on Form 8-K dated March 22, 2000.

     10.2 Tuboscope Stock Option Agreement dated as of March 22, 2000, by and between Varco International, Inc. and Tuboscope Inc., incorporated by reference to Exhibit 10.2 to Varco's Current Report on Form 8-K dated March 22, 2000.

     *11 Statement re computation of per share earnings for the three months ended March 31, 2000 and 1999.

     *19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 2000.

     *27   Financial Data Schedule March 31, 2000.
     ___________________
     *     Filed herewith

     (b)   Reports on Form 8-K.

     On March 24, 2000, the Company filed a Form 8-K reporting that on March 22, 2000, the Company and Tuboscope Inc., a Delaware corporation ("Tuboscope"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, and subject to the conditions set forth therein (including approval of the transaction by the shareholders of the Company and Tuboscope), the Company will be merged with and into Tuboscope. The name of the combined company will be Varco International, Inc., and the shares of the combined company will be listed for trading on the New York Stock Exchange under the symbol "VRC".

     In connection with the Merger Agreement, the Company and Tuboscope entered into (i) a Stock Option Agreement dated as of March 22, 2000, pursuant to which Tuboscope has the right, under certain circumstances, to purchase up to 13,023,985 shares of Varco common stock (representing approximately 19.9% of the issued and outstanding shares of Varco common stock) at a price of $14.56 per share and (ii) a Stock Option Agreement, dated as of March 22, 2000, pursuant to which the Company has the right, under certain circumstances, to purchase up to 8,908,653 shares of Tuboscope common stock (representing approximately 19.9% of the issued and outstanding shares of Tuboscope common stock) at a price of $17.00 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VARCO INTERNATIONAL, INC.


Date: May 10, 2000                       By: /s/ Wallace K. Chan
                                             ----------------------------------
                                         Vice President-Finance
                                         and Chief Financial Officer


Date: May 10, 2000                       By: /s/ Donald L. Stichler
                                             ---------------------------------
                                         Vice President
                                         Controller-Treasurer
                                         and Secretary

                                 EXHIBIT INDEX

      (a)   Exhibits


      2 Agreement and Plan of Merger dated as of March 22, 2000, by and between Varco International, Inc. and Tuboscope Inc., incorporated by reference to Exhibit 2.1 to Varco's Current report on Form 8-K dated March 22, 2000.

      *4 Amendment no. 1 to Rights Agreement dated as of March 22, 2000, by and between Varco International, Inc. and Harris Trust Company of California.

      10.1 Varco Stock Option Agreement dated as of March 22, 2000, by and between Tuboscope Inc. and Varco International, Inc., incorporated by reference to Exhibit 10.1 to Varco's Current Report on Form 8-K dated March 22, 2000.

      10.2 Tuboscope Stock Option Agreement dated as of March 22, 2000, by and between Varco International, and Inc. Tuboscope Inc., incorporated by reference to Exhibit 10.2 to Varco's Current Report on Form 8-K dated March 22, 2000.

      *11 Statement re computation of per share earnings for the three months ended March 31, 2000 and 1999.

      *19 Varco International, Inc. First Quarter Report to Shareholders, Three Months Ended March 31, 2000.

      *27   Financial Data Schedule March 31, 2000.
___________________
*     Filed herewith