Form 10-Q
period 2000-06-30
VARCO INTERNATIONAL INC
filed 2000-08-14
CIK 102993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
 (Mark One)
        [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    June 30, 2000
                                      --------------------

                                      OR
        [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------   -------------
        Commission file number              0-18312
                              ---------------------------

                           VARCO INTERNATIONAL, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                            76-0252850
--------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

  2835 Holmes Road, Houston, Texas                                 77051
------------------------------------                         ------------------
(Address of principal executive offices)                         (Zip Code)

                                (713) 799-5100
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X        NO
                           ----------      ----------

     The Registrant had 92,945,474 shares of common stock outstanding as of August 8, 2000.

                           VARCO INTERNATIONAL, INC.

                                     INDEX

                                                                       Page No.
                                                                      ----------
                        Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

         Consolidated Balance Sheets -
           June 30, 2000 (unaudited) and December 31, 1999 (restated)     2

         Unaudited Consolidated Statements of Operations -
           For the Three and Six Months Ended
           June 30, 2000 and 1999 (restated)                              3

         Unaudited Consolidated Statements of Cash Flows -
           For the Six Months Ended June 30, 2000 and 1999 (restated)     4

         Notes to Unaudited Consolidated Financial Statements            5-11


Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                        12-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       17

                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 6.  Exhibits and Reports on Form 8-K                                 18

Signature Page                                                            19

Exhibit Index                                                           20-22

Appendix A - Financial Data Schedule                                      23

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           VARCO INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     June 30,      December 31,
                                                                       2000            1999
                                                                    -----------    ------------
                           A S S E T S                              (unaudited)     (restated)
                           -----------
                                                                          (in thousands)
Current assets:
  Cash and cash equivalents.....................................    $   24,280      $   83,117
  Accounts receivable, net......................................       243,429         250,307
  Inventory, net................................................       130,312         138,701
  Other current assets..........................................        24,543          26,534
                                                                    ----------      ----------
    Total current assets........................................       422,564         498,659
                                                                    ----------      ----------

Net property and equipment......................................       327,705         339,264
Identified intangibles, net.....................................        27,373          28,744
Goodwill, net...................................................       238,599         242,343
Other assets, net...............................................        24,364          24,123
                                                                    ----------      ----------
     Total assets...............................................    $1,040,605      $1,133,133
                                                                    ==========      ==========
             L I A B I L I T I E S  A N D  E Q U I T Y
             -----------------------------------------
Current liabilities:
  Accounts payable..............................................    $   46,785      $   61,461
  Accrued liabilities...........................................        88,095          94,726
  Income taxes payable..........................................         5,238           4,911
  Current portion of long-term debt.............................        33,407          33,886
                                                                    ----------      ----------
    Total current liabilities...................................       173,525         194,984
Long-term debt..................................................       122,357         199,449
Other liabilities...............................................        45,256          44,455
                                                                    ----------      ----------
    Total liabilities...........................................       341,138         438,888
                                                                    ----------      ----------
Common stockholders' equity:
  Common stock, $.01 par value, 200,000,000 shares authorized,
   93,510,768 shares issued and 92,086,068 shares outstanding
   (92,066,543 shares issued and 90,641,843 shares outstanding
   at December 31, 1999)........................................           935             926
  Paid in capital...............................................       488,647         475,734
  Retained earnings.............................................       239,700         243,525
  Accumulated other comprehensive income (loss).................       (14,485)        (10,610)
  Less: treasury stock at cost (1,424,700 shares)...............       (15,330)        (15,330)
                                                                    ----------      ----------
    Total common stockholders' equity...........................       699,467         694,245
                                                                    ----------      ----------
    Total liabilities and equity................................    $1,040,605      $1,133,133
                                                                    ==========      ==========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                    2000        1999        2000        1999
                                                  ---------------------------------------------
                                                             (restated)              (restated)
                                                      (in thousands, except per share data)
Revenue........................................   $205,821    $248,084    $409,596    $495,179
Costs and expenses:
   Costs of services and products sold.........    151,079     183,195     296,012     361,719
   Goodwill amortization.......................      2,084       2,201       4,217       4,353
   Selling, general and administration.........     28,696      32,796      59,095      66,613
   Research and engineering costs..............      7,599      10,283      15,307      20,688
   Merger and transaction costs................     23,596          --      23,596          --
                                                  --------    --------    --------    --------

Operating profit (loss)........................     (7,233)     19,609      11,369      41,806
Other expense (income):
   Interest expense............................      4,411       4,882       9,227       9,671
   Interest income.............................     (1,447)       (593)     (2,732)       (963)
   Other, net..................................        751         106       1,226        (770)
                                                  --------    --------    --------    --------

Income (loss)  before income taxes.............    (10,948)     15,214       3,648      33,868
Provision for income taxes.....................      1,645       5,525       7,473      12,140
                                                  --------    --------    --------    --------
Net income (loss)..............................   $(12,593)   $  9,689    $ (3,825)   $ 21,728
                                                 =========    ========    ========    ========
Earnings (loss) per common share:
   Basic earnings (loss) per common share......     $(0.14)      $0.11      $(0.04)      $0.24
                                                 =========    ========    ========    ========
   Dilutive earnings (loss) per common share...     $(0.14)      $0.10      $(0.04)      $0.24
                                                 =========    ========    ========    ========
Weighted average number of common shares
 outstanding:
   Basic.......................................     91,769      90,616      91,535      90,436
                                                 =========    ========    ========    ========
   Dilutive....................................     91,769      92,499      91,535      91,767
                                                 =========    ========    ========    ========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                  2000          1999
                                                                               ----------    ----------
                                                                                             (restated)
                                                                                    (in thousands)
Cash flows from operating activities:
  Net income (loss).........................................................    $ (3,825)     $ 21,728
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...........................................      28,924        28,731
    Non-cash merger and transaction costs...................................       8,520            --
    Other non-cash charges (benefits).......................................       2,707        (1,322)
    Changes in assets and liabilities, net of effects of acquired companies:
        Accounts receivable.................................................       6,071        43,026
        Inventory...........................................................       7,561        36,001
        Prepaid expenses and other assets...................................      (5,793)       (2,880)
        Accounts payable, accrued liabilities, and pension liabilities......     (16,325)      (85,478)
        Federal and foreign income taxes payable............................       1,442          (145)
                                                                                --------      --------
    Net cash provided by operating activities...............................      29,282        39,661
                                                                                --------      --------
Cash flows used for investing activities:
  Capital expenditures......................................................     (14,183)      (15,131)
  Business acquisitions, net of cash acquired...............................          --        (8,974)
  Other.....................................................................        (276)         (499)
                                                                                --------      --------
    Net cash used for investing activities..................................     (14,459)      (24,604)
                                                                                --------      --------
Cash flows used for financing activities:
  Borrowings under financing agreements.....................................      16,880        20,390
  Principal payments under financing agreements.............................     (94,421)      (42,145)
  Proceeds from sale of common stock, net...................................       3,881         2,742
  Financing costs...........................................................          --          (862)
                                                                                --------      --------
    Net cash used for financing activities..................................     (73,660)      (19,875)
                                                                                --------      --------
Net decrease in cash and cash equivalents...................................     (58,837)       (4,818)
Cash and cash equivalents:
  Beginning of period.......................................................      83,117        37,873
                                                                                --------      --------
  End of period.............................................................    $ 24,280      $ 33,055
                                                                                ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the six month period for:
    Interest................................................................    $  9,810      $ 11,298
                                                                                ========      ========
    Taxes...................................................................    $  5,161      $ 13,330
                                                                                ========      ========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
                For the Six Months Ended June 30, 2000 and 1999
                          and as of December 31, 1999

1.  Business Combination - Merger

    On May 30, 2000, Tuboscope Inc. (the Company) completed a merger with Varco International, Inc. (Varco) by exchanging 46.8 million shares of its common stock for all of the common stock of Varco (the "Merger"). Each share of Varco's stock was exchanged for .7125 of one share of the Company's common stock. In addition, outstanding Varco stock options were converted at the same exchange ratio into options to acquire approximately 2.2 million shares of the Company's common stock. In connection with the merger, the Company changed its name to Varco International, Inc., and it's New York Stock Exchange (NYSE) symbol from "TBI" to "VRC".

    The merger has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Varco.

2. Organization and Basis of Presentation of Interim Consolidated Financial Statements

    The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

    The financial statements included in this report should be read in conjunction with Tuboscope's and Varco's 1999 audited consolidated financial statements and accompanying notes included in the Tuboscope's and Varco's 1999 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

3.  Merger and Transaction Costs

    Revenues and net income before merger and transaction costs of the separate companies for the six month period ending June 30, 2000 were as follows (in thousands):

                                                    Six Months Ended
                                                         June 30,
                                                  ---------------------
           Revenues:
                Tuboscope.....................             $224,730
                Varco.........................              184,866
                                                  ---------------------
                 Total........................             $409,596
                                                  =====================
           Net income before merger and
           transaction costs:
                Tuboscope.....................             $  5,838
                Varco.........................               10,106
                                                  ---------------------
                 Total........................             $ 15,944
                                                  =====================

                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

    In conjunction with the Merger, the Company incurred $23,596,000 of transaction costs in the three months ended June 30, 2000. Cash transaction costs included financial advisor fees of $9,514,000, compensation costs of $3,378,000 and other legal, accounting and printing costs of $2,184,000. Non-cash transaction costs included $5,072,000 to fully vest employees participating in the Executive Stock Match Program and $3,448,000 of equipment rationalization write-offs.

    As a result of the Merger, certain executives and key employees of the Company may, upon termination of their employment, be entitled to severance benefits pursuant to their employment agreements. It is not possible to estimate the number of executives or key employees who may voluntarily or involuntarily terminate their employment with the Company, accordingly, no amounts have been provided for such payments. The maximum amount that would be paid pursuant to all such employment agreements is approximately $16.8 million.

4.  Inventory

    At June 30, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                            June 30, 2000    December 31, 1999
                                            -------------    -----------------
     Raw materials.......................     $ 51,460            $ 51,315
     Work in process.....................       26,320              23,877
     Finished goods......................       52,532              63,509
                                              --------            --------
     Total inventory.....................     $130,312            $138,701
                                              ========            ========

5.   Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 was as follows:

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                      2000      1999         2000        1999
                                   --------- ----------   ----------  ----------
                                      (in thousands)          (in thousands)
Comprehensive income (loss):
  Net income (loss)..............  $(12,593)    $ 9,689     $(3,825)    $21,728
  Cumulative translation
   adjustment....................    (3,144)     (2,255)     (3,875)     (5,274)
                                   ---------    -------     --------    -------
  Total comprehensive income
   (loss)........................  $(15,737)    $ 7,434     $(7,700)    $16,454
                                   =========    =======     ========    =======

6.   Business Segments

     The Company is organized based on the products and services it offers. In conjunction with the Merger, the Company has changed its organizational structure along four principal business segments: Rig Product Sales, Tubular Services, Rig Services, and Coiled Tubing & Wireline Products.

     Rig Product Sales: This segment manufactures and sells integrated systems and equipment for rotating and handling pipe on a drilling rig, a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment, pressure control and motion compensation equipment and flow devices. Customers include major oil and gas companies and drilling contractors.

     Tubular Services: This segment provides internal coating products and services, inspection and quality assurance services for tubular goods and fiberglass tubulars. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills. Tubular Services also provides technical inspection services and quality assurance services for in-service pipelines used to transport

                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

  oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, major pipeline operators, and steel mills.

  Rig Services: This segment consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in the oil and gas drilling processes. The Company also provides instrumentation products used in the management of drilling operations and control of equipment. Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

  Coiled Tubing & Wireline Products: This segment consists of the sale of highly-engineered coiled tubing equipment, related pressure control equipment, pressure pumping, wireline equipment and related tools to companies engaged in providing oil and gas well drilling, and completion and remediation services. Customers include major oil and gas coiled tubing service companies, as well as major oil companies and large independents.

  The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income), nonrecurring items and income taxes. Intersegment sales and transfers are not significant.

                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

     Summarized information for the Company's reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines. Transaction costs of $23,596,000 related to the Varco merger are excluded from the table.

                                      Three Months Ended     Six Months Ended
                                            June 30,             June 30,

                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                         (in thousands)       (in thousands)
Revenue:
Rig Products                          $ 69,917   $137,673   $142,083   $272,676
Tubular Services                        61,245     47,418    116,221     94,501
Rig Services                            54,766     44,599    114,764     90,050
Coiled Tubing & Wireline Products       19,893     18,394     36,528     37,952
                                      --------   --------   --------   --------
Total                                 $205,821   $248,084   $409,596   $495,179
                                      ========   ========   ========   ========

Operating Profit:
Rig Products                          $  6,954   $ 21,929   $ 15,452   $ 45,252
Tubular Services                         9,383      4,713     16,599     10,257
Rig Services                             5,791       (897)    15,686       (293)
Coiled Tubing & Wireline Products        3,458      2,511      5,344      4,510
Other                                   (9,223)    (8,647)   (18,116)   (17,920)
                                      --------   --------   --------   --------
Total                                 $ 16,363   $ 19,609   $ 34,965   $ 41,806
                                      ========   ========   ========   ========

7. $100.0 Million Senior Notes and Unaudited Condensed Consolidating Financial Information

     On February 25, 1998, the Company issued $100.0 million of 7 1/2% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The following condensed consolidating balance sheet as of June 30, 2000 and related condensed consolidating statements of operations and cash flows for the six months ended June 30, 2000 should be read in conjunction with the notes to these consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

7.      Unaudited Condensed Consolidating Financial Information (cont'd)
        Balance Sheet

                                                                             June 30, 2000
                                                                             (in thousands)

                                             Varco                                Non-
                                         International,      Guarantor          Guarantor
                                              Inc.           Subsidaries       Subsidiaries        Eliminations       Consolidated
                                        ----------------   ----------------   ----------------   ----------------   ----------------
               ASSETS
               ------
Current assets:
  Cash and cash equivalents.........            $  6,473         $    8,330           $  9,477       $         --        $   24,280
  Accounts receivable, net..........             441,457            217,215            303,678           (718,921)          243,429
  Inventory, net....................                  --             99,735             30,577                 --           130,312
  Prepaid expenses and other........              14,583              9,960                --                  --            24,543
                                        ----------------   ----------------   ----------------   ----------------   ---------------
     Total current assets...........             462,513            335,240            343,732           (718,921)          422,564

Investment in subsidiaries..........             513,583            317,505                 --           (831,088)               --
Property and equipment, net.........                 530            217,945            109,230                 --           327,705
Identified intangibles, net.........                  --             27,373                 --                 --            27,373
Goodwill, net.......................               1,980            131,723            104,896                 --           238,599
Other assets, net...................               6,838              6,289             11,237                 --            24,364
                                        ----------------   ----------------   ----------------   ----------------   ----------------
     Total assets...................            $985,444         $1,036,075           $569,095        $(1,550,009)       $1,040,605
                                        ================   ================   ================   ================   ===============

     LIABILITIES AND EQUITY
     ----------------------

Current liabilities:
  Accounts payable..................            $131,507         $  441,330           $192,869        $  (718,921)       $   46,785
  Accrued liabilities...............              11,606             41,383             35,106                 --            88,095
  Income taxes payable..............               2,832                269              2,137                 --             5,238
  Current portion of long-term
     debt...........................              28,600              4,193                614                 --            33,407
                                        ----------------   ----------------   ----------------   ----------------   ---------------
     Total current liabilities......             174,545            487,175            230,726           (718,921)          173,525

Long term debt......................             111,432             10,418                507                 --           122,357
Pension liabilities.................                  --             12,134             11,081                 --            23,215
Deferred taxes payable..............                  --              8,047              9,276                 --            17,323
Other liabilities...................                  --              4,718                 --                 --             4,718
                                        ----------------   ----------------   ----------------   ----------------   ----------------
     Total liabilities..............             285,977            522,492            251,590           (718,921)          341,138

Common stockholders' equity:
  Common stock......................                 935                 --                 --                 --               935
  Paid in capital...................             488,647            419,970              8,242           (428,212)          488,647
  Retained earnings.................             239,700             93,613            323,748           (417,361)          239,700
  Cumulative translation
    adjustment......................             (14,485)                --            (14,485)            14,485           (14,485)

  Treasury Stock....................             (15,330)                --                 --                 --           (15,330)
                                        ----------------   ----------------   ----------------   ----------------   ----------------
     Total common stockholders'
       equity.......................             699,467            513,583            317,505           (831,088)          699,467
     Total liabilities and equity...            $985,444         $1,036,075           $569,095        $(1,550,009)       $1,040,605
                                        ================   ================   ================   ================   ===============

                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

7. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Operations


                                                                            Six Months Ended
                                                                             June 30, 2000
                                                                             (in thousands)

                                             Varco                                Non-
                                         International,       Guarantor         Guarantor
                                              Inc.           Subsidaries       Subsidiaries        Eliminations       Consolidated
                                        ----------------   ----------------   ----------------   ----------------   --------------
Revenue.............................            $     --           $256,305           $174,135           $(20,844)        $409,596
Operating costs.....................              20,064            251,641            142,405            (15,883)         398,227
                                        ----------------   ----------------   -----------------   ----------------   -------------
Operating profit (loss).............             (20,064)             4,664             31,730             (4,961)          11,369
Other expense (income)..............             (18,571)            13,251              3,814                 --           (1,506)
Interest expense....................               8,076                898                253                 --            9,227
                                        ----------------    ---------------   ----------------   ----------------   --------------
Income (loss) before taxes..........              (9,569)            (9,485)            27,663             (4,961)           3,648
Provision for taxes.................                  --                267              7,206                 --            7,473
Equity in net income of subsidiaries              10,705             20,457                 --           $(36,123)              --
                                        ----------------    ---------------   ----------------   ----------------   --------------
Net income (loss)...................            $  1,136           $ 10,705           $ 20,457           $(36,123)        $ (3,825)
                                        ================    ===============   ================   ================   ==============


                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

7. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Cash Flows


                                                                             Six Months Ended
                                                                               June 30, 2000
                                                                               (in thousands)

                                               Varco                                Non-
                                           International,       Guarantor         Guarantor
                                                Inc.           Subsidaries       Subsidiaries        Eliminations       Consolidated
                                          ----------------   ----------------   ----------------   ----------------   --------------
Net cash provided by operating
  activities...............................       $  2,351            $17,507           $  9,424            $    --         $29,282

Net cash used for investing activies:
 Capital expenditures....................               --             (7,180)            (7,003)                --         (14,183)
 Business acquisitions...................               --                 --                 --                 --              --
 Other...................................               --                 --               (276)                --           3,881
                                          ----------------   ----------------   ----------------   ----------------   -------------
Cash flows used for financing
 activities:
 Net payments under financing agreements.          (73,828)            (2,305)            (1,408)                --         (77,541)

 Net proceeds from sale of common stock..            3,881                 --                 --                 --           3,881
                                          ----------------   ----------------   ----------------   ----------------   -------------
   Net cash used for financing
   activities............................          (69,947)            (2,305)            (1,408)                --         (73,660)
                                          ----------------   ----------------   ----------------   ----------------   -------------
Net increase (decrease) in cash and cash
 equivalents............................           (67,596)             8,022                737                 --         (58,837)
Cash and cash equivalents:
 Beginning of period....................            74,069                308              8,740                 --          83,117
                                          ----------------   ----------------   ----------------   ----------------   -------------
 End of period..........................          $  6,473            $ 8,330            $ 9,477                 --        $ 24,280
                                         =================   ================   ================   ================   =============


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Combination-Merger
---------------------------

On May 30, 2000, the shareholders of Tuboscope Inc. (the Company) and Varco International, Inc. (Varco) approved the merger of Varco into the Company through an exchange of .7125 shares of the Company's stock for each share of Varco. In connection with the merger, the Company changed its name to Varco International, Inc., and it's New York Stock Exchange (NYSE) symbol from "TBI" to "VRC".

The merger has been accounted for as a pooling of interests and accordingly all prior periods consolidated financial statements have been restated to include the combined results of operations and financial position. The following management's discussion and analysis of results of operations and financial condition is based upon such combined results. The Company's debt to capital ratio was 18.2% at June 30, 2000 compared to a pre-merger ratio of 41.2% at December 31, 1999.

Industry Conditions
-------------------

The business of the Company depends primarily upon the level of worldwide drilling activity. The level of drilling activity can be influenced by numerous factors, including the prices of oil and gas, economic and political conditions, discovery and development costs of oil companies, oil companies' exploration and production spending, development of alternative energy sources, availability of equipment and materials, availability of new onshore and offshore acreage or concessions, and new and continued governmental regulations regarding environmental protection, taxation, price controls and product allocations.

Prices for oil and gas improved significantly during the second quarter and first half of 2000 compared to the prior year periods. The average price of West Texas Intermediate (WTI) was $28.82 per barrel in both the second quarter and first half of 2000, up from averages of $17.64 and $15.31 in the second quarter and first half of 1999, respectively. Natural gas prices also improved with the second quarter 2000 average of $3.64 per mmbtu up 63% over the average price in the second quarter of 1999. These improvements in oil and gas prices have led to increases in second quarter 2000 rig activity of 61%, 135%, and 5% in the U.S., Canada, and International markets, respectively, compared to the second quarter of 1999. If these improvements in rig activity continue during subsequent quarters, the Company expects that its business will improve compared to the first half of 2000.

Following is a graph of the rig activity, oil prices, and natural gas prices by quarter, beginning the first quarter of 1997 through the second quarter 2000.

                       --------------------------------------------------------------------------------
                            1Q97       2Q97       3Q97       4Q97       1Q98        2Q98       3Q98
-------------------------------------------------------------------------------------------------------
                   US        856        934        990        998        966         865        794
-------------------------------------------------------------------------------------------------------
               Canada        395        255        398        451        459         175        205
-------------------------------------------------------------------------------------------------------
        International        804        812        809        813        811         798        726
-------------------------------------------------------------------------------------------------------
West TX Intermediate     $   22.86  $   19.95  $   19.70  $   20.03  $   15.88   $   14.63  $   14.10
-------------------------------------------------------------------------------------------------------
          Natural Gas    $    2.49  $    2.16  $    2.49  $    2.83  $    2.18   $    2.24  $    2.02
-------------------------------------------------------------------------------------------------------

                       ---------------------------------------------------------------------------------
                            4Q98       1Q99       2Q99       3Q99       4Q99         1Q00       2Q00
--------------------------------------------------------------------------------------------------------
                   US        689        552        523        643        775          770        842
--------------------------------------------------------------------------------------------------------
               Canada        201        290        104        254        337          480        245
--------------------------------------------------------------------------------------------------------
        International        682        620        597        565        571          576        629
--------------------------------------------------------------------------------------------------------
West TX Intermediate     $   12.95  $   12.97  $   17.64  $   21.68  $   24.50    $   28.82  $   28.82
--------------------------------------------------------------------------------------------------------
          Natural Gas    $    1.90  $    2.05  $    2.23  $    2.55  $    2.49    $    2.62  $    3.64
--------------------------------------------------------------------------------------------------------

Sources: Rig count - Baker Hughes Incorporated ("BHI").
         West TX Intermediate Crude Price and Natural Gas Price - U.S. Department of Energy (Energy Information Administration).

Results of Operations

Three and Six Months Ended June 30, 2000 and 1999

Operations:
----------

Revenue: Revenue was $205.8 million and $409.6 million for the second quarter and first half of 2000, representing decreases of $42.3 million (17%) and $85.6 million (17%) from the same periods of 1999. The decrease in revenue was primarily attributable to the decline in shipments by the Rig Products group in the first half of 2000 compared to the same period of 1999. The following table summarizes revenue by operating segment (in $ millions):

         Revenue Segments                 Three Months Ended               Six Months Ended
---------------------------------              June 30,                        June 30,
                                         2000            1999            2000            1999
                                     ------------    ------------    ------------    ------------
Rig Product Sales                          $ 69.9          $137.7          $142.1          $272.7
Tubular Services                             61.2            47.4           116.2            94.5
Rig Services                                 54.8            44.6           114.8            90.0
Coiled Tubing & Wireline Products            19.9            18.4            36.5            38.0
                                     ------------    ------------    ------------    ------------
                                           $205.8          $248.1          $409.6          $495.2
                                     ============    ============    ============    ============

Rig Product Sales revenue was $69.9 million and $142.1 million in the second quarter and first half of 2000, respectively, down $67.8 million (49%) and $130.6 million (48%), respectively, from the same periods of 1999. This sales decline was primarily due to lower shipments of equipment for upgrading, conversion, and new construction of offshore drilling rigs. Backlog at June 30, 2000 was $49.4 million, a decline of approximately $10.3 million (17%) from June 30, 1999. Neither the second quarter of 2000 or 1999 contain any significant orders for new rig construction. However, with the recent increase in drilling activity, new orders for the three months ended June 30, 2000 increased $12.6 million (27%) to $59.5 million.

Tubular Services revenue was $61.2 million and $116.2 million in the second quarter and first half of 2000, respectively, representing increases of $13.8 million (29%) and $21.7 million (23%), respectively, over the same periods of 1999. The increases reflect the change in Western Hemisphere rig count from 932 rigs operating at the end of June 1999 to 1,404 rigs operating at June 30, 2000, an increase of 51%. The majority of the revenue increase was attributed to North America inspection and coating activity. The Company's fiberglass tubular operations increased $3.9 million (108%) for the second quarter of 2000 as compared to the same period for 1999. Eastern Hemisphere operations, which includes Europe, Middle East, Africa, and Far East operations, increased over prior year reflecting a growth in activity in the Far East for this area in both inspection and coating.

Rig Services revenue was $54.8 million and $114.8 million in the second quarter and first half of 2000, respectively, representing increases of $10.2 million (23%) and $24.8 million (28%), respectively, compared to the same periods of 1999. The increases reflect the growth in market activity, as Western Hemisphere accounted for the majority of the increase. Eastern Hemisphere activity was off slightly from the prior year. This was partially offset by revenue growth related to increased shipments of its new drilling rig control systems, "V-ICIS."

Coiled Tubing and Wireline Services revenue was $19.9 million and $36.5 million for the second quarter and first six months of 2000, respectively, an increase of $1.5 million over the second quarter of 1999, and a decrease of $1.5 million compared to the first half of 1999. The second quarter 2000 increase was primarily attributable to greater sales of coiled tubing pressure equipment for the quarter as compared to the prior year quarter. Backlog increased $4.0 million (17%) to $28.0 million at June 30, 2000 compared to March 31, 2000.

Gross Profit: Gross Profit was $52.7 million (26% of revenue) and $109.4 million (27% of revenue) in the second quarter and first half of 2000, respectively, compared to $62.7 million (25% of revenue) and $129.1 million (26% of revenue), respectively, in the same periods of 1999. Gross profit dollars were down due to less revenue in 2000. The increase in gross profit percents was due to an increase in revenue for some of the Company's higher margin business segments. Gross margins for the quarter were negatively affected by an increase in manufacturing costs as a result of decreased utilization of some Rig Product's manufacturing facilities.

Selling, General, and Administrative Costs: Selling, general, and administrative costs were $28.7 million and $59.1 million for the second quarter and first half of 2000, respectively, down $4.1 million (13%) and $7.5 million (11%), respectively, from the three and six months ended June 30, 1999. The decrease was due to cost constraints implemented throughout 1999 as a result of depressed market conditions. Cost constraints were maintained in the first half of 2000.

Research & Engineering Costs: Research and engineering costs were $7.6 million and $15.3 million for the second quarter and first half of 2000, decreases of $2.7 million and $5.4 million compared to the same periods of 1999, respectively. The lower level of research and engineering costs are related to reduced headcount due to current market conditions.

Merger and Transaction Costs: Merger and transaction costs associated with the merger of the Company and Varco were $23.6 million in the second quarter and first half of 2000. Costs incurred included financial advisor fees, full vesting of executive stock matching awards and employment retirement benefits, equipment rationalization write-offs, certain costs related to employment contracts, and legal, accounting, and printing costs associated with the merger.

Operating Profit (Loss): Operating profit (loss) was a loss of $7.2 million for the second quarter of 2000 and profit of $11.4 million for the first half of 2000. These results compared to operating profit of $19.6 million and $41.8 million for the three and six months ended June 30, 1999. The decrease in operating profit was due to the factors discussed above. Excluding transaction costs, operating profit percents were 8% and 9%, respectively, for the second quarter and first half of 2000 compared to 8% for both the second quarter and first half of 1999.

Interest Expense: Interest expense was $4.4 million and $9.2 million for the three and six months ending June 30, 2000, respectively, down approximately $0.5 million from both periods in 1999. The decrease was due to the reduction of debt in the second quarter of 2000, as excess cash from Varco was applied to reduce debt upon completion of the merger. Interest expense is anticipated to be lower in the second half of the year due to the full effect of lower debt levels, coupled with future anticipated cash flow from operations.

Other Expense (Income): Other income includes interest income, foreign exchange, minority interest and other expense (income), which resulted in income of $0.7 million and $1.5 million for the second quarter and first half of 2000, respectively. Total other income was up $0.2 million in the second quarter of 2000 compared to 1999 due to an increase in interest income. Interest income should be lower in the third quarter and second half of 2000 due to the application of excess cash funds against outstanding debt in the second quarter of 2000.

Provision for Income Taxes: The Company recorded a tax provision of $1.6 million and $7.5 million in the second quarter and first six months of 2000, respectively, on pre-tax losses of $10.9 million and income of $3.6 million, respectively, for the same periods of 1999. These tax provisions are higher than expected based on a domestic tax rate of 35% due to deductions not allowed under domestic and foreign jurisdictions related to merger and transaction costs, goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income (Loss): Net income (loss) was a loss of $12.6 million and $3.8 million for the second quarter and first half of 2000, respectively, compared to net income of $9.7 million and $21.7 million, respectively, for the same periods of 1999. The decline in the 2000 periods was due to the factors discussed above.

Financial Condition and Liquidity

June 30, 2000
-------------

At June 30, 2000 the Company had cash and cash equivalents of $24.3 million and the Company had current and long-term debt of $155.8 million. At December 31, 1999 the Company's cash and cash equivalents were $83.1 million, and current and long-term debt of $233.3 million. During the second quarter of 2000 and after the completion of the Merger, excess cash on hand was used to reduce outstanding debt. The Company's outstanding debt at June 30, 2000 consisted of $99.0 million of Notes (net of discounts), $41.1 million of term loans due under the Company's Senior Credit Agreement, and $15.7 million of other debt.

For the six months ended June 30, 2000, cash provided by operating activities was $29.3 million compared to $39.7 million for the six months ended June 30, 1999. Cash was provided by operations through a net loss of $3.8 million plus non-cash charges of $38.9 million, a decrease in accounts receivable of $6.1 million, and inventory of $7.6 million. Accounts receivable declined due to a 16% decline in revenue in the second quarter of 2000 compared to the fourth quarter of 1999. Inventory declined due to lower inventory levels in the Rig Product Sales product lines. These items were offset to some extent by an increase in prepaid expenses and other assets, and lower accounts payable and accrued liabilities. Prepaid expenses and other assets increased due to spending on rental equipment for the Rig Product Sales product lines. Accounts payable and accrued liabilities decreased due to the reduction of outstanding overdrafts, bonus payments on 1999 operations, and lower accruals associated with a reduction in inventory levels.

For the six months ended June 30, 2000, the Company used $14.5 million for investing activities compared to $24.6 million in the first half of 1999. Capital expenditures of $14.2 million for the first six months of 2000 were primarily related to the Company's new Truscope Inspection unit, Solids Control equipment in the strong Canadian market, Fiber Glass liner equipment for the Company's Fiberglass operation, equipment associated with the Company's thermal desorption operation in Colombia, and new computer equipment for the Company's Rig Product Sales group.

For the six months ended June 30, 2000, the Company used $73.7 million for financing activities compared to $19.9 million for the same period of 1999. The main use of cash for financing activities was for the reduction of outstanding debt.

At June 30, 2000, the Company had outstanding letters of credit of $9.5 million. The available facility on the Company's $100.0 revolving credit facility and $5 million swingline facility was $92.4 million and $3.2 million, respectively, at June 30, 2000.

The Company believes that its June 30, 2000 cash and cash equivalents, its credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with growth through acquisitions and other factors discussed in the Company's and Varco's Annual Reports on Form 10-K for the year ended December 31, 1999.

Item 3.  Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest changes by using a combination of fixed rate debt, variable rate debt, interest swap and collar agreements in its total debt portfolio. As of June 30, 2000, the Company had no interest rate swap and collar agreements outstanding. At June 30, 2000, the Company had $155.8 million of outstanding debt. Fixed rate debt included $99.0 million of Senior Notes (net of discounts) at a fixed interest rate of 7 1/2%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at June 30, 2000. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held May 30, 2000 for the following purposes:

1.  Proposal One:  For approval of the Agreement and Plan of Merger between
    ------------
    Tuboscope and Varco.

            For            Against       Abstain
            ---            -------       -------
            33,459,533     1,209,656     5,672

2.  Proposal Two: For the approval of an Amendment to Tuboscope's Certificate of
    ------------
    Incorporation, increasing the number of shares of Tuboscope common stock authorized for issuance thereunder.

            For            Against       Abstain
            ---            -------       -------
            32,826,255     1,841,704     6,902

3.  Proposal Three:  For approval of an amendment to Tuboscope's Certificate of
    --------------
    Incorporation increasing the maximum number of authorized directors from 10 to 15.

            For            Against       Abstain
            ---            -------       -------
            34,458,743     579,288       5,331

4.  Proposal Four:  For approval of the Varco International, Inc. Amended and
    -------------
    Restated 1996 Equity Participation Plan, which amends Tuboscope's Amended 1996 Equity Participation Plan, by among other things, increasing the number of shares of Company stock available for issuance thereunder and authorizing the payment of "performance-based" compensation that would be fully deductible for federal income tax purposes.

            For            Against       Abstain
            ---            -------       -------
            29,722,752     4,868,717     12,649

5.  Proposal Five: The election of the members of the Tuboscope Board of
    -------------
    Directors.

            Name                      For              Withheld
            ----                      ---              --------
            Jerome R. Baier           40,611,888       1,203,930
            John F. Lauletta          40,611,888       1,203,930
            Eric L. Mattson           40,611,888       1,203,930
            L.E. Simmons              40,611,888       1,203,930
            Jeffrey A. Smisek         40,611,888       1,203,930
            Douglas E. Swanson        40,611,888       1,203,930

6.  Proposal Six:  For the ratification of the selection of Ernst & Young LLP
    ------------
     as the Company's independent auditors.

            For            Against       Abstain
            ---            -------       -------
            41,790,632     20,369        4,817

Item 6.   Exhibits and reports on Form 8-K

     (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 20.

     (b) A report on Form 8-K was filed on June 13, 2000 regarding the merger of Tuboscope Inc. and Varco International, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VARCO INTERNATIONAL, INC.
                                    -------------------------
                                           (Registrant)



Date:   August 14, 2000             /s/ Joseph C. Winkler
-----------------------             ---------------------
                                    Joseph C. Winkler Executive Vice President,
                                    Chief Financial Officer and Treasurer (Duly
                                    Authorized Officer, Principal Financial and
                                    Accounting Officer)


                                    /s/ Donald L. Stichler
                                    --------------------------------------------
                                    Donald L. Stichler
                                    Vice President and Controller,
                                    Chief Accounting Officer

                                 EXHIBIT INDEX

   Exhibit                                      Description                                                        Note No.
   -------                                      -----------                                                        --------
     No.
     ---
     3.1         Second Amended and Restated Bylaws.                                                               (Note 14)

     3.2         Second Restated Certificate of Incorporation, dated May 13, 1999.                                 (Note 14)

     4.1         Registration Rights Agreement dated May 13, 1988 among the Company, Brentwood                     (Note 1)
                 Associates, Hub Associates IV, L.P. and the investors listed therein.

     4.2         Purchase Agreement dated as of October 1, 1991 between the Company and Baker                      (Note 2)
                 Hughes Incorporated regarding certain registration rights.

     4.3         Registration Rights Agreement dated April 24, 1996 among the Company, SCF III,                    (Note 8)
                 L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.

     4.4         Registration Rights Agreement dated March 7, 1997 among the Company and certain                   (Note 9)
                 stockholders of Fiber Glass Systems, Inc.

     4.5         Warrant for the Purchase of Shares of Common Stock Expiring December 31, 2000                     (Note 8)
                 between the Company and SCF III, L.P. regarding 2,533,000 shares, dated January 3,
                 1996.

     4.6         Indenture, dated as February 25, 1998, between the Company, the Guarantors named                  (Note 10)
                 therein and The Bank of New York Trust Company of Florida as trustee, relating to
                 $100,000,000 aggregate principal amount of 7 1/2 Senior Notes due 2008 Specimen
                 Certificate of 7 1/2% Senior Notes due 2008 (the "Private Notes"); and Specimen
                 Certificate at 7 1/2% Senior Notes due 2008 (the "Exchange Notes").

    10.1         Amended and Restated Secured Credit Agreement, dated as of February 9, 1998,                      (Note 10)
                 between Tuboscope Inc., and Chase Bank of Texas, National Association, ABN
                 Amro Bank N.V., Houston Agency, and the other Lenders Party Thereto, and ABN
                 Amro Bank N.V., Houston Agency as Administrative Agent (includes form of
                 Guarantee).

    10.1.1       Form of Amendment No. 1 to Amended and Restated Secured Credit Agreement dated                    (Note 12)
                 as of March 29, 1999.

    10.1.2       Form of Reaffirmation of Guarantee relating to Amended and Restated Secured Credit                (Note 12)
                 Agreement dated as of March 29, 1999.

    10.2         Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated                       (Note 11)
                 May 11, 1998.

    10.3         Amended and Restated 1996 Equity Participation Plan                                               (Note 13)

    10.3.1       Form of Non-qualified Stock Option Agreement for Employees and Consultants;                       (Note 6)
                 Form of Non-qualified Stock Option Agreement for Independent Directors.

    10.4         DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock Option Agreement.        (Note 7)

    10.5         Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International         (Note 15)
                 Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised
                 Non-Qualified Stock Option Agreement.

    10.6         Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for                  (Note 4)
                 Non-Employee Directors; and Form of Stock Option Agreement.

    10.7         The Varco 1982 Non-Employee Director Stock Option Plan                                            (Note 17)

   Exhibit                                      Description                                                        Note No.
   -------                                      -----------                                                        --------
     No.
     ---
    10.8         Varco International, Inc. Supplemental Executive Retirement Plan                                  (Note 23)

    10.8.1       Amendment to Varco International, Inc. Supplemental Executive Retirement Plan                     (Note 25)

    10.8.2       Second Amendment to Varco International, Inc. Supplemental Executive Retirement Plan              (Note 26)

    10.9         Lease dated March 7, 1985, as amended                                                             (Note 16)

    10.9.1       Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.9 hereof      (Note 18)

    10.9.2       Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.9 hereto      (Note 19)

    10.9.3       Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.9            (Note 19)
                 hereto

    10.9.4       Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.9 hereto       (Note 20)

    10.9.5       Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.9            (Note 24)
                 hereto

    10.10        Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff,        (Note 21)
                 Orange, California

    10.10.1      First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.10 hereto            (Note 24)

    10.11        The Varco International, Inc. 1990 Stock Option Plan, as amended                                  (Note 22)

    10.11.1      Amendments to the Varco International, Inc. 1990 Stock Option Plan                                (Note 27)

    10.11.2      Form of amendment to stock option agreements under the Varco International, Inc. 1990 Stock       (Note 27)
                 Option Plan

    10.12        Varco International, Inc. 1994 Directors' Stock Option Plan                                       (Note 24)

    10.12.1      Amendment to Varco International, Inc. 1994 Directors' Stock Option Plan                          (Note 26)

    10.13        The Varco International, Inc. Deferred Compensation Plan                                          (Note 27)

    10.14        Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial        (Note 5)
                 Leasing, Inc.

    10.15        Form of Executive Agreement of certain members of senior management                               (Note 15)

    10.15.1      Form of First Amendment to Executive Agreements                                                   (Note 15)

    10.16        Executive Agreement of John F. Lauletta                                                           (Note 15)

    10.17        Executive Agreement of Joseph C. Winkler                                                          (Note 15)

    10.18        Executive Agreement of George Boyadjieff                                                          (Note 28)

   Exhibit                                      Description                                                        Note No.
   -------                                      -----------                                                        --------
     No.
     ---
    10.19        Executive Agreement of Michael W. Sutherlin                                                       (Note 28)

    10.20        Executive Agreement of Wallace K. Chan                                                            (Note 28)

    10.21        Form of Indemnity Agreement                                                                       (Note 15)

    21           Subsidiaries                                                                                      (Note 14)

    27           Financial Data

Note 1 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-31102).

Note 2 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43525).

Note 3 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72150).

Note 4 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72072).

Note 5 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 6 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05233).

Note 7 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05237).

Note 8 Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 1996.

Note 9 Incorporated by reference to the Company's Current Report on 8-K Filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997.

Note 10 Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-51115).

Note 11 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Note 12 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Note 13 Incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Note 14 Incorporated by reference to Tuboscope's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Note 15 Incorporated by reference to the Company's Registration Statement of Form S-4 (333-34582)

Note 16 Incorporated by reference to Varco's Annual Report on Form 10-K for the year ended December 31, 1981.

Note 17 Incorporated by reference to Varco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1982.

Note 18 Incorporated be reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

Note 19 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

Note 20 Incorporated by reference to Varco's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985.

Note 21 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

Note 22 Incorporated by reference to Varco's Registration Statement on Form S-8 (333-21681).

Note 23 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Note 24 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 25 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Note 26 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Note 27 Incorporated by reference to Varco's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 28 Incorporated by reference to Varco's Annual Report on Form 10-K/A for the year ended December 31, 1999.