Form 10-Q
period 2000-09-30
VARCO INTERNATIONAL INC
filed 2000-11-14
CIK 102993

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
    (Mark One)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------
                                      OR

       [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _____________

       Commission file number              0-18312
                              ------------------------------

                           VARCO INTERNATIONAL, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                   76-0252850
----------------------------------------      ----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    2835 Holmes Road, Houston, Texas                        77051
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (713) 799-5100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

     The Registrant had 94,438,625 shares of common stock outstanding as of November 8, 2000.

                           VARCO INTERNATIONAL, INC.

                                     INDEX

                                                                                   Page No.
                                                                                   ---------
                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets -
           September 30, 2000 (unaudited) and December 31, 1999 (restated)              2

         Unaudited Consolidated Statements of Income
           For the Three and Nine Months Ended September 30, 2000 and 1999 (restated)   3

         Unaudited Consolidated Statements of Cash Flows -
           For the Nine Months Ended September 30, 2000 and 1999 (restated)             4

         Notes to Unaudited Consolidated Financial Statements                          5-10

Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                      11-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    16

                        Part II - OTHER INFORMATION
Signature Page                                                                         17

Exhibit Index                                                                         18-21

Appendix A - Financial Data Schedule                                                   22

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           VARCO INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,              December 31,
                                                                                      2000                      1999
                                                                              --------------------       -------------------
                       A S S E T S                                                (unaudited)                (restated)
                       -----------                                                            (In thousands)
Current assets:
  Cash and cash equivalents.............................................                $   26,232                $   83,117
  Accounts receivable, net..............................................                   244,317                   250,307
  Inventory, net........................................................                   134,913                   138,701
  Other current assets..................................................                    24,904                    26,534
                                                                              --------------------       -------------------
    Total current assets................................................                   430,366                   498,659
                                                                              --------------------       -------------------

Property and equipment, net.............................................                   326,247                   339,264
Identified intangibles, net.............................................                    26,688                    28,744
Goodwill, net...........................................................                   236,106                   242,343
Other assets, net.......................................................                    20,808                    24,123
                                                                              --------------------       -------------------
    Total assets........................................................                $1,040,215                $1,133,133
                                                                              ====================       ===================
             L I A B I L I T I E S  A N D  E Q U I T Y
             -----------------------------------------
Current liabilities:
  Accounts payable......................................................                $   50,945                $   61,461
  Accrued liabilities...................................................                    85,278                    94,726
  Income taxes payable..................................................                     2,470                     4,911
  Current portion of long-term debt.....................................                    33,090                    33,886
                                                                              --------------------       -------------------
    Total current liabilities...........................................                   171,783                   194,984

Long-term debt..........................................................                   112,087                   199,449
Other liabilities.......................................................                    45,037                    44,455
                                                                              --------------------       -------------------
    Total liabilities...................................................                   328,907                   438,888
                                                                              --------------------       -------------------
Common stockholders' equity:
  Common stock, $.01 par value, 200,000,000 shares authorized,
   95,856,589 shares issued and 94,431,889 shares outstanding at September 30, 2000 (92,066,543 shares issued and 90,641,843
   outstanding at December 31, 1999)....................................                       959                       926
  Paid in capital.......................................................                   493,763                   475,734
  Retained earnings.....................................................                   250,515                   243,525
  Accumulated other comprehensive loss..................................                   (18,599)                  (10,610)
  Less: treasury stock at cost (1,424,700 shares).......................                   (15,330)                  (15,330)
                                                                              --------------------       -------------------
    Total common stockholders' equity...................................                   711,308                   694,245
                                                                              --------------------       -------------------
    Total liabilities and equity........................................                $1,040,215                $1,133,133
                                                                              ====================       ===================

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                             Three  Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                              2000         1999              2000          1999
                                           ---------     ----------       --------       ---------
                                                          (restated)                     (restated)
                                                    (in thousands, except per share data)
Revenue..................................  $211,393        $235,710       $620,989        $730,889
Costs and expenses:
   Costs of services and products sold...   149,093         171,808        445,105         533,527
   Goodwill amortization.................     2,103           2,190          6,320           6,543
   Selling, general and administration...    29,628          31,952         88,723          98,565
   Research and engineering costs........     8,264          10,689         23,571          31,377
   Merger and transaction costs..........     1,164              --         24,760              --
                                           --------      ----------       --------       ---------

Operating profit.........................    21,141          19,071         32,510          60,877
Other expense (income):
   Interest expense......................     3,048           4,535         12,275          14,206
   Interest income.......................      (356)           (711)        (3,088)         (1,674)
   Other, net............................        65             938          1,291             168
                                           --------      ----------       --------       ---------
Income before income taxes...............    18,384          14,309         22,032          48,177
Provision for income taxes...............     7,569           5,486         15,042          17,626
                                           --------      ----------       --------       ---------
Net income...............................  $ 10,815        $  8,823       $  6,990        $ 30,551
                                           ========      ==========       ========       =========

Earnings per common share:
   Basic earnings per common share.......     $0.12           $0.10          $0.08           $0.34
                                           ========      ==========       ========       =========
   Dilutive earnings per common share....     $0.11           $0.09          $0.07           $0.33
                                           ========      ==========       ========       =========

Weighted average number of common shares
 outstanding:
   Basic.................................    93,450          90,701         92,173          90,524
                                           ========      ==========       ========       =========
   Dilutive..............................    95,828          93,845         95,178          92,463
                                           ========      ==========       ========       =========


           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2000          1999
                                                                   ---------      ---------
                                                                                  (restated)
                                                                       (in thousands)
Cash flows from operating activities:
  Net income...................................................... $   6,990      $  30,551
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................    42,965         43,353
    Non-cash merger and transaction costs.........................     8,600             --
    Other non-cash charges (benefits).............................     8,438         (1,600)
    Changes in assets and liabilities, net of effects of acquired companies:
        Accounts receivable.......................................     4,901         41,502
        Inventory.................................................       260         64,033
        Prepaid expenses and other assets.........................    (1,258)       (12,198)
        Accounts payable and accrued liabilities..................   (18,608)      (106,837)
        Federal and foreign income taxes payable..................        88          4,249
                                                                   ---------      ---------
    Net cash provided by operating activities.....................    52,376         63,053
                                                                   ---------      ---------
Cash flows used for investing activities:
  Capital expenditures............................................   (28,463)       (21,313)
  Business acquisitions, net of cash acquired.....................        --        (11,031)
  Other...........................................................        19           (587)
                                                                   ---------      ---------
    Net cash used for investing activities........................   (28,444)       (32,931)
                                                                   ---------      ---------
Cash flows used for financing activities:
  Borrowings under financing agreements...........................    16,917         37,215
  Principal payments under financing agreements...................  (105,002)       (62,444)
  Proceeds from sale of common stock, net.........................     7,268          3,038
  Financing costs.................................................        --           (775)
                                                                   ---------      ---------
    Net cash used for financing activities........................   (80,817)       (22,966)
                                                                   ---------      ---------
Net increase (decrease) in cash and cash equivalents..............   (56,885)         7,156
Cash and cash equivalents:
  Beginning of period.............................................    83,117         37,873
                                                                   ---------      ---------
  End of period................................................... $  26,232      $  45,029
                                                                   =========      =========
Supplemental disclosure of cash flow information:
  Cash paid during the nine month period for:
    Interest...................................................... $  16,285      $  17,480
                                                                   =========      =========
    Taxes......................................................... $  10,108      $  16,564
                                                                   =========      =========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
             For the Nine Months Ended September 30, 2000 and 1999
                          and as of December 31, 1999

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

    The merger has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial condition and cash flows of Varco.

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

    The financial statements included in this report should be read in conjunction with Tuboscope Inc.'s and Varco's 1999 audited consolidated financial statements and accompanying notes included in Tuboscope Inc.'s and Varco's 1999 Form 10-K's, filed under the Securities Exchange Act of 1934, as amended.

3.  Merger and Transaction Costs

    Revenues and net income before merger and transaction costs of the separate companies for the nine month period ending September 30, 2000 were as follows (in thousands):

                                                             Nine Months
                                                                Ended
                                                         September 30, 2000
                                                        ---------------------
      Revenues:
           Tuboscope...................................       $351,636
           Varco.......................................        269,353
                                                              --------
                 Total.................................       $620,989
                                                              ========
      Net income before merger and transaction costs:
           Tuboscope...................................       $ 14,768
           Varco.......................................         13,307
                                                              --------
                 Total.................................       $ 28,075
                                                              ========

    In connection with the Merger, the Company incurred $24,760,000 of transaction costs in the nine months ended September 30, 2000. Cash transaction costs included financial advisor fees of $9,714,000, compensation costs of $3,516,000 and other legal, accounting and printing costs of $2,930,000. Non-cash transaction costs included $5,072,000 to fully vest employees participating in the Executive Stock Match Program and $3,528,000 of equipment rationalization write-offs.

    As a result of the Merger, certain executives and key employees of the Company may, upon termination of their employment, be entitled to enhanced severance benefits pursuant to their severance agreements with the Company. It is not possible to estimate the number of executives or key employees who may voluntarily or involuntarily terminate their employment with the Company, accordingly, no amounts have been provided for such payments. The maximum amount that would be paid pursuant to all such severance agreements is approximately $16,800,000.

 4. Inventory

    At September 30, 2000 and December 31, 1999, inventories consisted of the following (in thousands):

                                September 30,      December 31,
                                    2000              1999
                                -------------      ------------
          Raw materials.......       $ 51,001          $ 51,315
          Work in process.....         33,343            23,877
          Finished goods......         50,569            63,509
                                -------------      ------------
          Total inventory.....       $134,913          $138,701
                                =============      ============

5.  Comprehensive Income (Loss)

    Comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 was as follows (in thousands):

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                            2000           1999          2000          1999
                                         --------------   ------------   -----------   -------
                                                                                       C>
Comprehensive income (loss):
 Net income..........................           $10,815        $ 8,823       $ 6,990   $30,551
 Cumulative translation adjustment...            (4,114)         1,501        (7,989)   (3,773)
                                         --------------   ------------   -----------   -------
 Total comprehensive income (loss)...           $ 6,701        $10,324       $  (999)  $26,778
                                         ==============   ============   ===========   =======

6.  Business Segments

    The Company is organized based on the products and services it offers. In conjunction with the Merger, the Company has changed its organizational structure along four principal business segments: Rig Product Sales, Tubular Services, Rig Services, and Coiled Tubing & Wireline Products.

    Rig Product Sales: This segment manufactures and sells integrated systems and equipment for rotating and handling pipe on a drilling rig; a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; and flow devices. Customers include major oil and gas companies and drilling contractors.

    Tubular Services: This segment provides internal coating products and services; inspection and quality assurance services for tubular goods; and fiberglass tubulars. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills. Tubular Services also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, major pipeline operators, and steel mills.

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

    Summarized information for the Company's reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines. Transaction costs of $24,760,000 related to the Varco merger are excluded from the table.

                                          Three Months Ended    Nine Months Ended
                                             September 30,       September 30,
                                           2000       1999       2000       1999
                                        ---------    --------  -------    --------
                                            (in thousands)        (in thousands)
Revenue:
Rig Products                            $ 63,202     $115,497  $205,285   $388,173
Tubular Services                          62,070       48,297   178,291    142,798
Rig Services                              62,716       52,527   177,480    142,577
Coiled Tubing & Wireline Products         23,405       19,389    59,933     57,341
                                      ----------     --------  --------   --------
Total                                   $211,393     $235,710  $620,989   $730,889
                                      ==========     ========  ========   ========
Operating Profit:
Rig Products                            $  5,105     $ 18,715  $ 20,557   $ 63,967
Tubular Services                          10,411        4,580    27,010     14,837
Rig Services                              11,232        2,735    26,918      2,442
Coiled Tubing & Wireline Products          4,265        1,631     9,609      6,141
Other                                     (8,708)      (8,590)  (26,824)   (26,510)
                                      ----------     --------  --------   --------
Total                                   $ 22,305     $ 19,071  $ 57,270   $ 60,877
                                      ==========     ========  ========   ========

7. $100.0 Million Senior Notes and Unaudited Condensed Consolidating Financial Information

    On February 25, 1998, the Company issued $100,000,000 of 7 1/2% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Senior Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The following condensed consolidating balance sheet as of September 30, 2000 and related condensed consolidating statements of income and cash flows for the nine months ended September 30, 2000 should be read in conjunction with the notes to these consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

7.  Unaudited Condensed Consolidating Financial Information (cont'd)
    Balance Sheet

                                                                             September 30, 2000
                                                                              (in thousands)
                                            Varco                                 Non-
                                       International,       Guarantor          Guarantor
                                            Inc.           Subsidiaries       Subsidiaries        Eliminations       Consolidated
                                    -----------------    ----------------    ----------------  ------------------  ----------------
             ASSETS
             ------
Current assets:
  Cash and cash equivalents.........         $ 10,284         $    2,274           $ 13,674          $        --      $   26,232
  Accounts receivable, net..........          448,987            140,705            357,388             (702,763)        244,317
  Inventory, net....................               --            103,510             31,403                   --         134,913
  Other current assets..............           16,475              8,429                 --                   --          24,904
                                    -----------------    ----------------    ----------------  ------------------  ----------------
     Total current assets...........          475,746            254,918            402,465             (702,763)        430,366
                                    =================    ================    ================  ==================  ================
Investment in subsidiaries..........          510,849            398,650                 --             (909,499)             --
Property and equipment, net.........              500            218,035            107,712                   --         326,247
Identified intangibles, net.........               --             26,688                 --                   --          26,688
Goodwill, net.......................            1,960            130,923            103,223                   --         236,106
Other assets, net...................            5,456              4,135             11,217                   --          20,808
                                    -----------------    ----------------    ----------------  ------------------  ----------------
     Total assets...................         $994,511         $1,033,349           $624,617          $(1,612,262)     $1,040,215
                                    =================    ================    ================  ==================  ================

     LIABILITIES AND EQUITY
     ----------------------

Current liabilities:
  Accounts payable..................         $139,714         $  446,715           $167,279          $  (702,763)     $   50,945
  Accrued liabilities...............            6,939             41,907             36,432                   --          85,278
  Income taxes payable..............            3,631             (1,800)               639                   --           2,470
  Current portion of long-term
     debt...........................           28,600              3,992                498                   --          33,090
                                    -----------------    ----------------    ----------------  ------------------  ----------------
     Total current liabilities......          178,884            490,814            204,848             (702,763)        171,783

Long term debt......................          104,319              7,370                398                   --         112,087
Other liabilities...................               --             24,316             20,721                   --          45,037
                                    -----------------    ----------------    ----------------  ------------------  ----------------
     Total liabilities..............          283,203            522,500            225,967             (702,763)        328,907

Common stockholders' equity:
  Common stock......................              959                 --                 --                   --             959
  Paid in capital...................          493,763            285,385            204,370             (489,755)        493,763
  Retained earnings.................          250,515            225,464            212,879             (438,343)        250,515
  Cumulative translation
    adjustment......................          (18,599)                --            (18,599)              18,599         (18,599)
  Treasury Stock....................          (15,330)                --                 --                   --         (15,330)
                                    -----------------    ----------------    ----------------  ------------------  ----------------
     Total common stockholders'
       equity.......................          711,308            510,849            398,650             (909,499)        711,308
                                    -----------------    ----------------    ----------------  ------------------  ----------------
     Total liabilities and equity...         $994,511         $1,033,349           $624,617          $(1,612,262)     $1,040,215
                                    =================    ================    ================  ==================  ================

                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

7. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Income

                                                                             Nine Months Ended
                                                                             September 30, 2000
                                                                              (in thousands)
                                           Varco                                   Non-
                                      International,         Guarantor          Guarantor
                                           Inc.            Subsidiaries        Subsidiaries     Eliminations       Consolidated
                                      --------------    ----------------    ----------------  ------------------  ----------------
Revenue.............................        $     --        $388,580              $264,420           $(32,011)        $620,989
Operating costs.....................          21,193         387,574               211,723            (32,011)         588,479
                                      --------------    ----------------    ----------------  ------------------  ----------------
Operating profit (loss).............         (21,193)          1,006                52,697                 --           32,510
Other expense (income)..............         (26,185)         22,453                 1,935                 --           (1,797)
Interest expense....................          10,813           1,039                   423                 --           12,275
                                      --------------    ----------------    ----------------  ------------------  ----------------
Income (loss) before taxes..........          (5,821)        (22,486)               50,339                 --           22,032
Provision for taxes.................              --           4,036                11,006                 --           15,042
Equity in net income of subsidiaries          12,811          39,333                    --            (52,144)              --
                                      --------------    ----------------    ----------------  ------------------  ----------------
Net income (loss)...................        $  6,990        $ 12,811              $ 39,333           $(52,144)        $  6,990
                                      ==============    ================    ================  ==================  ================


                           VARCO INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements (cont'd)

7. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Cash Flows

                                                                                Nine Months Ended
                                                                                 September 30, 2000
                                                                                  (in thousands)
                                               Varco                                   Non-
                                           International,        Guarantor          Guarantor
                                                Inc.            Subsidiaries        Subsidiaries     Eliminations      Consolidated
                                          --------------    ----------------    ----------------  ------------------  -------------
Net cash provided by operating
 activities..............................       $  9,888           $ 24,326           $ 18,162              $   --        $ 52,376
Net cash used for investing activities:
 Capital expenditures....................             --            (16,806)           (11,657)                 --         (28,463)
 Other...................................             --                 --                 19                  --              19
                                          --------------    ----------------    ----------------  ------------------  -------------
   Net cash used for investing
    activities...........................             --            (16,806)           (11,638)                 --         (28,444)
Cash flows used for financing
 activities:
 Net payments under financing agreements.        (80,941)            (5,554)            (1,590)                 --         (88,085)
 Net proceeds from sale of common stock..          7,268                 --                 --                  --           7,268
                                          --------------    ----------------    ----------------  ------------------  -------------
   Net cash used for financing
    activities...........................        (73,673)            (5,554)            (1,590)                 --         (80,817)
                                          --------------    ----------------    ----------------  ------------------  -------------
Net increase (decrease) in cash and cash
 equivalents.............................        (63,785)             1,966              4,934                  --         (56,885)
Cash and cash equivalents:
 Beginning of period.....................         74,069                308              8,740                  --          83,117
                                          --------------    ----------------    ----------------  ------------------  -------------
 End of period...........................       $ 10,284           $  2,274           $ 13,674              $   --        $ 26,232
                                          ==============    ================    ================  ==================  =============

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

The merger has been accounted for as a pooling of interests and accordingly all prior periods consolidated financial statements have been restated to include the combined results of operations and financial condition. The following management's discussion and analysis of results of operations and financial condition is based upon such combined results. The Company's debt to total capitalization ratio was 17.0% at September 30, 2000 compared to a pre-merger ratio of 41.2% at December 31, 1999.

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

Prices for oil and gas improved significantly during the third quarter and first nine months of 2000 compared to the prior year periods. The average price of West Texas Intermediate Crude was $31.74 and $29.79 for the third quarter and first nine months of 2000, up from averages of $21.68 and $17.43 in the third quarter and first nine months of 1999, respectively. Natural gas prices also improved with the third quarter 2000 average of $4.49 per mmbtu up 76% over the average price in the third quarter of 1999. These improvements in oil and gas prices have led to increases in third quarter 2000 rig activity of 52%, 23%, and 23% in the U.S., Canada, and International markets, respectively, compared to the third quarter of 1999. In addition, third quarter 2000 rig activity increased 16%, 28%, and 10% over the second quarter 2000 in the U.S., Canada, and International markets, respectively.

These favorable market conditions had a positive impact on third quarter 2000 results that were up $5.6 million in revenue and $5.9 million in operating profit (excluding transaction costs) over the second quarter of 2000. Third quarter 2000 results were up over the second quarter 2000 due to stronger operations from the Company's oilfield services business. In addition, the Company's Rig Products group was recently awarded a $25 million dollar rig order from Maersk, which combined with other new orders led to a 54 percent increase in orders for the third quarter of 2000 over the second quarter of 2000. If the recent improvements in rig activity continue during subsequent quarters, the Company expects that its business will continue to improve compared to the first nine months of 2000.

Following is a graph of the rig activity, oil prices, and natural gas prices by quarter, beginning with the first quarter of 1997 through the third quarter 2000.

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
-------------------------------------------------------------------------------------------------------

                       --------------------------------------------------------------------------------------------
                            4Q98       1Q99       2Q99       3Q99       4Q99         1Q00       2Q00        3Q00
-------------------------------------------------------------------------------------------------------------------
                   US        689        552        523        643        775          770        842        980
-------------------------------------------------------------------------------------------------------------------
               Canada        201        290        104        254        337          480        245        314
-------------------------------------------------------------------------------------------------------------------
        International        682        620        597        565        571          576        629        694
-------------------------------------------------------------------------------------------------------------------
West TX Intermediate     $   12.95  $   12.97  $   17.64  $   21.68  $   24.50    $   28.82  $   28.82    $ 31.74
-------------------------------------------------------------------------------------------------------------------
          Natural Gas    $    1.90  $    2.05  $    2.23  $    2.55  $    2.49    $    2.62  $    3.64    $  4.49
-------------------------------------------------------------------------------------------------------------------

Sources:  Rig count - Baker Hughes Incorporated ("BHI").
          West TX Intermediate Crude Price and Natural Gas Price - U.S. Department of Energy (Energy Information Administration).

Results of Operations

Three and Nine Months Ended September 30, 2000 and 1999

Operations:
-----------

Revenue: Revenue was $211.4 million and $621.0 million for the third quarter and first nine months of 2000, representing decreases of $24.3 million (10%) and $109.9 million (15%) from the same periods of 1999. The decreases in revenue were primarily attributable to the decline in shipments by the Rig Products group in the third quarter and first nine months of 2000 compared to the same periods of 1999. The following table summarizes revenue by operating segment (in $millions):

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
          Revenue Segments            2000        1999        2000         1999
--------------------------------- -----------  ----------  ----------  -----------
Rig Product Sales                      $ 63.2      $115.5      $205.3       $388.2
Tubular Services                         62.1        48.3       178.3        142.8
Rig Services                             62.7        52.5       177.5        142.6
Coiled Tubing & Wireline Products        23.4        19.4        59.9         57.3
                                  -----------  ----------  ----------  -----------
   Total                               $211.4      $235.7      $621.0       $730.9
                                  ===========  ==========  ==========  ===========

Rig Product Sales revenue was $63.2 million and $205.3 million in the third quarter and first nine months of 2000, respectively, down $52.3 million (45%) and $182.9 million (47%), respectively, from the same periods of 1999. This sales decline was primarily due to lower shipments of equipment for upgrading, conversion, and new construction of offshore drilling rigs, particularly floating rigs that are capable of drilling in water depths exceeding 3,000 feet. New orders for the three and nine months ended September 30, 2000 increased 36% (from $67.8 million to $92.2 million) and 33% (from $171.0 million to $228.2 million), respectively, over the same periods of 1999. Backlog at September 30, 2000 for the Rig Products group was $77.8 million, an increase of 39% compared to December 31, 1999. The increase in new orders and backlog was due to the increase in worldwide drilling activity discussed above, and the receipt of the Maersk rig order discussed above.

Tubular Services revenue was $62.1 million and $178.3 million in the third quarter and first nine months of 2000, respectively, representing increases of $13.8 million (29%) and $35.5 million (25%) over the same periods of 1999, respectively. The increases reflect the change in Western Hemisphere rig count from 1,213 rigs operating at the end of September 30, 1999 to 1,629 rigs operating at September 30, 2000, an increase of 34%. The majority of the revenue increase was attributed to North America inspection and coating activity. The Company's fiberglass tubular operations approximately doubled in the third quarter and first nine months of 2000 compared to the same periods of 1999. Eastern Hemisphere operations, which include Europe, Middle East, Africa, and Far East operations, increased over the prior year as result of greater Far East operations and greater coating revenue from the European coating plants in the third quarter of 2000.

Rig Services revenue was $62.7 million and $177.5 million in the third quarter and first nine months of 2000, respectively, representing increases of $10.2 million (19%) and $34.9 million (24%), respectively, compared to the same periods of 1999. The increases reflect the growth in market activity, as Western Hemisphere accounted for the majority of the increase. The Venezuela market was especially strong in the third quarter of 2000. The increase also reflected the continuing improvement in the European market.

Coiled Tubing and Wireline Services revenue was $23.4 million and $59.9 million for the third quarter and first nine months of 2000, respectively, an increase of $4.0 million (21%) and $2.6 million (5%) compared to the three and nine months ending September 30, 1999, respectively. The increase was primarily attributable to greater sales of coiled tubing pressure equipment for the three and nine months ending September 30, 2000 compared to same periods in 1999. Backlog increased $13.6 million (47%) to $42.6 million at September 30, 2000 compared to June 30, 2000.

Gross Profit: Gross profit was $60.2 million (28% of revenue) and $169.6 million (27% of revenue) in the third quarter and first nine months of 2000 compared to $61.7 million (26% of revenue) and $190.8 million (26% of revenue) in the same periods of 1999, respectively. Gross profit dollars were down due to lower revenue in 2000. The increase in gross profit percentages was due to an increase in revenue for some of the Company's higher margin business segments. Gross margins for the quarter were negatively affected by an increase in manufacturing costs as a result of decreased utilization of some Rig Product's manufacturing facilities.

Selling, General, and Administrative Costs: Selling, general, and administrative costs were $29.6 million and $88.7 million for the third quarter and first nine months of 2000, respectively, down $2.3 million (7%) and $9.8 million (10.0%), respectively, from the three and nine months ended September 30, 1999. The decreases were due to cost constraints in service oriented businesses which were implemented throughout 1999 as a result of depressed market conditions, and to the decline of general and administrative expenses for Rig Product expenses in 2000. Cost constraints were maintained during the first nine months of 2000.

Research and Engineering Costs: Research and engineering costs were $8.3 million and $23.6 million for the third quarter and first nine months of 2000, decreases of $2.4 million and $7.8 million, compared to the same periods of 1999, respectively. The lower levels of research and engineering costs are related to reduced headcount due to current market conditions.

Merger and Transaction Costs: Merger and transactions costs associated with the merger of the Company and Varco were $1.2 million and $24.8 million for the quarter and nine months ended September 30, 2000. Costs incurred included financial advisor fees, full vesting of executive stock matching awards and employment retirement benefits, equipment rationalization write-offs, certain costs related to severance agreements, and legal, accounting, and printing costs associated with the merger.

Operating Profit: Operating profit was $21.1 million and $32.5 million for the three and nine months ending September 30, 2000 compared to $19.1 million and $60.9 million for the same periods of 1999, respectively. Excluding merger and transaction costs, operating profit percentages were 11% and 9% for the third quarter and first nine months of 2000 compared to 8% for the same periods of 1999.

Interest Expense: Interest expense was $3.0 million and $12.3 million for the three and nine months ending September 30, 2000, down $1.5 million and $1.9 million from the same periods of 1999, respectively. The decrease was due to the reduction of debt in the second quarter of 2000, as excess cash from Varco was applied to reduce debt upon the completion of the merger.

Other Expense (Income): Other income includes interest income, foreign exchange losses (gains), minority interests and other expense (income), which resulted in income of $0.3 million and $1.8 million for the three and nine months ending
September 30, 2000, respectively.    Other income improved $0.5 million and $0.3
million for the third quarter and first nine months of 2000 over the prior year periods. The improvements were due to foreign exchange gains in the third quarter of 2000 and greater interest income in the first nine months of 2000.

Provision for Income Taxes: The Company recorded a tax provision of $7.6 million and $15.0 million in the third quarter and first nine months of 2000, respectively, on pre-tax income of $18.4 million and $22.0 million,
respectively, for the same periods.   These tax provisions were higher than
expected, based on a domestic tax rate of 35%, due to deductions not allowed under domestic and foreign jurisdictions related to merger and transaction costs, goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income: Net income was $10.8 million and $7.0 million for the third quarter and first nine months of 2000, compared to net income of $8.8 million and $30.6 million, respectively, for the same periods of 1999. The improvement in the third quarter of 2000, and the decline in the first nine months of 2000 were due to the factors discussed above.

Financial Condition and Liquidity

September 30, 2000
------------------

At September 30, 2000 the Company had cash and cash equivalents of $26.2 million, and current and long-term debt of $145.2 million. At December 31, 1999, the Company's cash and cash equivalents were $83.1 million, and current and long-term debt was $233.3 million. During the second quarter of 2000 and after the completion of the Varco Merger, excess cash on hand was used to reduce outstanding debt. The Company's outstanding debt at September 30, 2000 consisted of $98.9 million of Notes (net of discounts), $34.0 million of term loans due under the Company's Senior Credit Agreement, and $12.3 million of other debt.

For the nine months ended September 30, 2000, cash provided by operating activities was $52.4 million compared to $63.1 million for the nine months ended September 30, 1999. Cash was provided by operations through net income of $7.0 million plus non-cash charges of $60.0 million, and a decrease in accounts receivable of $4.9 million. Accounts receivable declined due to a 14% decline in revenue in the third quarter of 2000 compared to the fourth quarter of 1999. These items were offset to some extent by a $1.3 million increase in prepaid expenses and other assets, and lower accounts payable and accrued liabilities of $18.6 million. Accounts payable and accrued liabilities decreased due to the reduction of outstanding overdrafts and lower accrued interest at September 30, 2000 compared to December 31, 1999.

For the nine months ended September 30, 2000, the Company used $28.4 million for investing activities compared to $32.9 million in the first nine months of 1999. Capital expenditures of $28.5 million for the first nine months of 2000 were primarily related to the Company's new Truscope Inspection unit, Solids Control equipment in the strong Canadian and Latin American markets, equipment associated with the Company's thermal desorption operation in Colombia, new computer equipment for the Company's Rig Product Sales group, and rental assets associated with the Company's instrumentation business.

For the nine months ended September 30, 2000, the Company used $80.8 million for financing activities compared to $23.0 million for the same period of 1999. The main use of cash for financing activities was for the reduction of outstanding debt.

At September 30, 2000, the Company had outstanding letters of credit of $8.8 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $92.1 million and $3.4 million, respectively, at September 30, 2000.

The Company believes that its September 30, 2000 cash and cash equivalents, its credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with growth through acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the caption "Factors Affecting Future Operating Results."

Item 3.  Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest changes by using a combination of fixed rate debt, variable rate debt, interest swap and collar agreements in its total debt portfolio. As of September 30, 2000, the Company had no interest rate swap and collar agreements outstanding. At September 30, 2000, the Company had $145.2 million of outstanding debt. Fixed rate debt included $98.9 million of Senior Notes (net of discounts) at a fixed interest rate of 7 1/2%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at September 30, 2000. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VARCO INTERNATIONAL, INC.
                                    -------------------------
                                           (Registrant)



Date:   November 13, 2000           /s/ Joseph C. Winkler
-------------------------           -------------------------------------------
                                    Joseph C. Winkler
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer (Duly Authorized
                                    Officer, Principal Financial and Accounting
                                    Officer)


                                    /s/ Donald L. Stichler
                                    -------------------------------------------
                                    Donald L. Stichler
                                    Vice President and Controller,
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

 10.4         DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock Option Agreement.        (Note 7)

 10.5         Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International         (Note 3)
              Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised
              Non-Qualified Stock Option Agreement.

 10.6         Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for                  (Note 4)
              Non-Employee Directors; and Form of Stock Option Agreement.

 10.7         The Varco 1982 Non-Employee Director Stock Option Plan                                            (Note 17)

 10.8         Varco International, Inc. Supplemental Executive Retirement Plan                                  (Note 23)


 Exhibit                             Description                                                                Note No.
 -------                             -----------                                                                --------
    No.
   ----
 10.8.1       Amendment to Varco International, Inc. Supplemental Executive Retirement Plan                     (Note 25)

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

 10.11.2      Form of amendment to stock option agreements under the Varco International, Inc. 1990 Stock       (Note 27)
              Option Plan

 10.12        Varco International, Inc. 1994 Directors' Stock Option Plan                                       (Note 24)

 10.12.1      Amendment to Varco International, Inc. 1994 Directors' Stock Option Plan                          (Note 26)

 10.13        The Varco International, Inc. Deferred Compensation Plan                                          (Note 27)

 10.14        Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial        (Note 6)
              Leasing, Inc.

 10.14.1      Form of Executive Agreement of certain members of senior management                               (Note 15)

 10.15        Form of First Amendment to Executive Agreements                                                   (Note 15)

 10.16        Executive Agreement of John F. Lauletta                                                           (Note 15)

 10.17        Executive Agreement of Joseph C. Winkler                                                          (Note 15)

 10.18        Executive Agreement of George Boyadjieff                                                          (Note 28)

 10.19        Executive Agreement of Michael W. Sutherlin                                                       (Note 28)

 10.20        Executive Agreement of Wallace K. Chan                                                            (Note 28)

 Exhibit                             Description                                                                Note No.
 -------                             -----------                                                                --------
    No.
   ----
 10.21        Form of Indemnity Agreement                                                                       (Note 15)

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

Note 18       Incorporated be reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1982.

Note 19       Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1984.

Note 20       Incorporated by reference to Varco's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985.

Note 21       Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.

Note 22       Incorporated by reference to Varco's Registration Statement on Form S-8, Registration No.
              333-21681.

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